Form 10-K
period 2025-12-31
REGAL REXNORD CORP
filed 2026-02-20
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $9.5 billion.

On February 18, 2026, the registrant had outstanding 66,499,582 shares of common stock, $0.01 par value, which is registrant's only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2026 (the “2026 Proxy Statement”) is incorporated by reference into Part III hereof.

REGAL REXNORD CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2025

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
•fluctuations in commodity prices and raw material costs as a result of, among other things, changes to trade policies, imposition of tariffs or trade restrictions, and other governmental regulations affecting trade;
•any unforeseen changes to or the effects on liabilities, future capital expenditures, revenue, expenses, synergies, indebtedness, financial condition, losses and future prospects;
•unanticipated operating costs, customer loss and business disruption or the Company’s inability to forecast customer needs;
•the Company's ability to attract, transition or retain key executives and employees, including in connection with our previously announced CEO transition;
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
•the Company's ability to develop new products based on technological innovation and marketplace acceptance of new and existing products;
•our ability to keep pace with rapidly evolving technological developments related to advances in artificial intelligence;
•dependence on significant customers and distributors;
•risks that customers may make changes and adjustments to their orders which could result in actual revenue recognized being lower or higher than disclosed order values;
•risks associated with climate change, including unexpected weather events in markets in which we do business, and uncertainty regarding the Company's ability to deliver on its sustainability commitments or to meet related investor, customer and other third party expectations relating to the Company's sustainability efforts and rapidly evolving sustainability regulations;
•changes to and uncertainty in trade policy, including tariffs on imports into the US from Canada, Mexico, China, India and other countries, and retaliatory tariffs and import/export restrictions, including Chinese export restrictions on certain rare earth minerals, or other trade restrictions imposed by the US or other governments;
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
•the Company's ability to identify and execute on future mergers and acquisitions (“M&A”) opportunities or other strategic transactions;
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
•costs and unanticipated liabilities arising from rapidly evolving laws and regulations, including data privacy laws, labor and employment laws, environmental laws and regulations, including the One Big Beautiful Bill Act, which was signed on July 4, 2025;
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
References in an Item of this Annual Report on Form 10-K to information contained in the 2026 Proxy Statement, or to information contained in specific sections of the 2026 Proxy Statement, incorporate the information into that Item by reference.
ITEM 1 - BUSINESS
Our Company

Regal Rexnord Corporation (NYSE: RRX) (“we,” “us,” “our” or the “Company”) and its associates around the world help create a better tomorrow by providing sustainable solutions that power, transmit and control motion. The Company’s electric motors and air moving subsystems provide the power to create motion. A portfolio of highly engineered power transmission components and subsystems efficiently transmits motion to power industrial applications. The Company's automation offering, comprised of controllers, drives, precision motors, and actuators, controls motion in applications ranging from factory automation to precision tools used in surgical applications. The Company is headquartered in Milwaukee, Wisconsin and has manufacturing, sales and service facilities worldwide.

The Company is comprised of three operating segments: Automation & Motion Control ("AMC"), Industrial Powertrain Solutions ("IPS"), and Power Efficiency Solutions ("PES").

A description of the three operating segments is as follows:

•The AMC segment designs, produces and services conveyor products, conveying automation subsystems, aerospace components, precision motion control solutions, high-efficiency miniature servo motors, controls, drives and linear actuators, as well as power management products that include automatic transfer switches, paralleling switchgear, and customized modular electric pod solutions ("E-Pods") that comprise relevant power and thermal management content. The segment sells into markets that include discrete factory automation, food and beverage, aerospace, general industrial, medical and data center.

•The IPS segment designs, produces and services a broad portfolio of highly-engineered transmission products, including mounted and unmounted bearings, couplings, mechanical power transmission drives and components, gearboxes and gear motors, clutches, brakes, and industrial powertrain components and solutions. Increasingly, the segment produces industrial powertrain solutions, which are integrated sub-systems comprised of Regal Rexnord motors plus the critical power transmission components that efficiently transmit motion using power generated by the motor to various industrial applications. The segment serves a broad range of markets that include general industrial, metals and mining, energy, discrete automation and commercial HVAC.

•The PES segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, electronic drives, fans and blowers, as well as integrated air moving subsystems comprised of two or more of these components. The segment's products are used in residential and commercial HVAC, and in a wide range of general commercial applications.

On April 30, 2024, the Company sold its industrial motors and generators businesses, which represented the substantial majority of the Industrial Systems operating segment. See Note 3 - Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for further information.

Strategy

The Company seeks to create value for its key stakeholders – its customers, its shareholders and its associates – by accelerating profitable growth, raising its margins, generating more cash and increasing its return on invested capital. The Company also plans to create significant value for stakeholders by deploying excess capital towards maintaining a strong balance sheet and returning capital to shareholders through dividends, periodic stock repurchases and, over time, funding highly synergistic M&A transactions. The primary aspects of the strategy to achieve the Company's value creation objectives include:

•Leveraging 80/20 Initiatives to accelerate profitable growth. The Company's 80/20 initiatives encompass broadly-applied, data-driven processes used to focus its resources on the most valuable growth opportunities. 80/20 initiatives are particularly leveraged to align product and service offerings to what customers need and value – an alignment measured on several metrics, in particular organic growth and gross margin.

•Deploying the Regal Rexnord Business System (‘‘RBS’’). RBS is the Company's framework for continuous improvement, and includes a set of tools, regularly deployed through targeted, continuous improvement events, or Kaizens, to systematically remove waste, variation and overburden from all processes. The disciplined use of RBS, in combination with 80/20 initiatives, is critical to driving profitable growth.

•Raising exposure to markets with secular growth tailwinds. The Company is focused on growing its position in prioritized secular growth markets, including some with strong regulatory tailwinds tied to rising energy efficiency requirements. These markets include discrete automation (including robotics), aerospace, data center and medical. A significant portion of growth investments are directed to end markets with secular growth characteristics.

•Maintaining a strong portfolio of highly-engineered products and trusted, long-standing brands. Many of the Company's products are characterized by technology leadership and reflect deep application expertise. Significant investments are made in the product portfolio to ensure it aligns with what customers value – a strategic directive embodied in the Regal Rexnord value of driving Innovation with Purpose. To this end, the Company plans to double its new product vitality in the medium term with the majority of new product introductions focused on serving secular growth markets, expanding the industrial powertrain offering, supporting rising demand for greater energy efficiency, and/or leveraging digital capabilities to enhance our products' performance and ease-of-use.

•Leveraging Regal Rexnord’s unrivaled scale and scope to enable unique customer value-propositions. We believe that the broad scope of the Company's product portfolio, plus the scale of its go-to-market capabilities, positions it to offer customers a unique and compelling value proposition. For example, our portfolio breadth makes Regal Rexnord the logical choice for customers to consolidate their power transmission spending, which can create value by raising convenience, improving accountability, and lowering transaction costs. Similarly, with over two thousand associates engaged in sales or sales support roles, we have broad go-to-market scale and scope, which enhances our ability to serve customers, globally. Scaled go-to-market also allows us to monetize new products in a highly effective manner, which reduces time-to-market and can help drive market share gains.

•Providing a broader offering of increasingly robust solutions. One of our key product-related growth initiatives is integrating multiple products or components into value-added solutions. The significant and distinctive scale and scope of our portfolio of power transmission components, automation solutions, and premium efficiency electric motors uniquely positions us to provide these solutions across a wide range of applications and end markets. One of our principal strategic initiatives in this regard is selling industrial powertrains, which combine our high-efficiency electric motors with the critical power transmission components that connect the motor to whatever it is powering, sold as an integrated solution. By engineering our components into solutions, we are able to provide customers with greater reliability, energy efficiency, ease-of-use, and enhanced data analytics, while often also reducing customers' engineering costs. A dedicated powertrain solutions team leverages relevant product, technology and application expertise from across our segments to provide a single point of contact for our customers to design and procure these sub-systems. Beyond powertrains, each of our segments takes the lead in particular end markets to pursue cross-sell opportunities that leverage the broad Regal Rexnord portfolio.

•Utilizing the Company's flexible global manufacturing presence. Our global manufacturing base consists of manufacturing locations across North America, Europe, Asia Pacific and the rest of the world. Our ability to shift production between locations has helped us navigate geopolitical, supply chain and other disruptions, including shifts in global tariff and trade policies, and provide better service levels to our customers, including higher product availability and shorter lead times. We expect our flexible global manufacturing footprint will provide similar benefits in the future.

•Improving business durability. Improving the durability of our business is about increasing the consistency of our sales performance. While our portfolio already has many characteristics that bolster durability, such as deriving nearly 40% of our sales through the distributor channel, which largely reflects less cyclical aftermarket transactions, we are also pursuing a number of initiatives aimed at raising durability further. Examples of these initiatives include pursuing original equipment manufacturers ("OEMs") sales that have higher aftermarket potential, and directing more of our growth investment to serving markets and applications with secular tailwinds. These initiatives are tied to new solutions, services and channel initiatives. For example, we are strategically investing in secular markets across the portfolio with a particular emphasis on AMC. Our largest segment, IPS, is targeting first fit sales that have higher aftermarket potential, and our PES business is launching new products specifically for the aftermarket.

•Leveraging the Company's strong free cash flows to enhance its growth profile and raise shareholder returns. We expect to continue to maintain our long track record of strong free cash flow generation, which supports expeditious de-leveraging post acquisitions, funding inorganic growth initiatives through M&A activity, and returning capital to shareholders through dividends and stock repurchases. The strong cash flow generating capabilities of our portfolio derive, in part, from a large installed base of our products, our reputation for product quality, our trusted and well-recognized brands, and high levels of like-for-like replacement activity for many of our products in the markets we serve.

•Realizing synergies from M&A transactions. Our acquisition of Altra and merger with the Rexnord PMC business are continuing to generate significant revenue and cost synergies, which we expect will contribute increasingly to our organic top line growth and have, and should continue to, meaningfully benefit our adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, net income, and free cash flow.

•Conducting ongoing portfolio assessments. We review our business portfolio on an ongoing basis to ensure that it continues to align with our growth strategy. The Industrial Systems Divestiture is discussed in further detail below.

Acquisition and Divestitures

Industrial Systems Divestiture

On April 30, 2024, the Company sold its industrial motors and generators businesses, which represented the substantial majority of the Industrial Systems operating segment, for $444.0 million. See Note 3 - Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for further information.

Altra Transaction

On October 26, 2022, the Company entered into an Agreement and Plan of Merger (the “Altra Merger Agreement”) by and among us, Altra, and Aspen Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). Altra is a leading global manufacturer of highly-engineered products and sub-systems in the factory automation and industrial power transmission markets. We entered into the Altra Merger Agreement because we believed that we could recognize substantial revenue and cost synergies through the combination.

On March 27, 2023, in accordance with the terms and conditions of the Altra Merger Agreement, Merger Sub merged with and into Altra (the "Altra Merger"), with Altra surviving the Altra Merger as a wholly owned subsidiary of the Company (the “Altra Transaction”). The total purchase price for the acquisition of Altra was $5.1 billion. See Note 3 – Acquisitions and Divestitures of the Notes to the Consolidated Financial Statements for additional information regarding the Altra Transaction.

Sales, Marketing and Distribution

We sell our products directly to OEMs, distributors and end-users. We have multiple divisions that promote our brands across their respective sales organizations. These sales organizations consist of varying combinations of our own internal direct sales people as well as exclusive and non-exclusive manufacturers' representative organizations.

We operate large distribution facilities in the US and in Mexico, which serve as hubs for our North American distribution and logistics operations. Products are shipped from these facilities to our customers utilizing common carriers. We also operate or partner with numerous warehouse and distribution facilities in our global markets to service the needs of our customers. In addition, we have select manufacturer representatives' warehouses located in specific geographic areas to serve local customers.

We derive a significant portion of revenue from our OEM customers. Certain portions of our sales are to key OEM customers which makes our relationship with each of these customers important to our business. We have long-standing relationships with these customers and we expect these customer relationships will continue for the foreseeable future. In 2025, 2024, and 2023, we had no customer that accounted for more than 10% of our consolidated net sales.

Competition

Industrial Powertrain Solutions and Automation & Motion Control Segments

The principal markets for IPS and AMC are highly fragmented. The majority of competitors in these markets offer limited product lines and/or serve specific applications, industries or geographic markets. A small number of larger competitors offer broader product lines that serve multiple markets, applications, and geographies. Competition in these segments is based on factors that include product quality, lead times, availability, custom engineering capabilities, price, reliability, and engineering support.

Power Efficiency Systems

Electric motor and electronic drive manufacturing is a highly competitive global industry in which there is an emphasis on quality, reliability, systems integration and technological capabilities such as energy efficiency, delivery performance, price and service. We compete with a variety of domestic and international competitors. Many manufacturers of electric motors and drives operate production facilities globally, producing products for both the US domestic and export markets. Global electric motor manufacturers, particularly those located in Europe, Japan, China, India and elsewhere in Asia, compete with us as they attempt to expand their market penetration around the world, especially in North America. In our air moving business, we compete primarily with a select group of OEMs that focus on quality, reliability, and energy efficiency.

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

We believe the key driver of our innovation strategy is the development of products that include energy efficiency, embedded intelligence and variable speed technology solutions. Each of our business units has its own, as well as shared, product development and design teams that continuously work to enhance our existing products and develop new products for our growing base of customers that require custom and standard solutions. Our state-of-the-art product development and testing laboratories provide a significant competitive advantage in the development of high-quality motors, electric generators, and mechanical products incorporating leading design characteristics such as low vibration, low noise, improved safety, reliability, sustainability and enhanced energy efficiency. Increasingly, our research and development and other engineering efforts have focused on smart products that communicate and allow for monitoring, diagnostics and predictive maintenance.

Patents, Trademarks and Licenses

With our emphasis on product development and innovation, our businesses maintain the proprietary nature of our technologies and manufacturing processes through a combination of trademark, patent, copyright, and trade secret protection. We own a number of US patents and foreign patents relating to our businesses. While we believe that our patents provide certain competitive advantages, we do not consider any one patent or group of patents essential to our business as a whole. We also use various registered and unregistered trademarks, and we believe these trademarks are significant in the marketing of most of our products. However, we believe the successful manufacture and sale of our products generally depends more upon our technological, manufacturing and marketing skills.

Manufacturing and Operations

We have developed and acquired global operations in locations such as Mexico, China, India and Europe so that we can sell our products in these markets, follow our multinational customers, take advantage of global talent and complement our operations in the US and Canada. In addition, we have an extensive internal logistics operation and a network of distribution facilities with the capability to modify standard products to quickly meet specific customer requirements. This gives us the ability to efficiently and promptly deliver a customer's unique product to the desired location.

We manufacture a majority of the products that we sell, but also strategically source components and finished goods from an established global network of suppliers. We strategically leverage a global supply chain to reduce our overall costs and lead-

times. We generally maintain a dual sourcing capability to ensure a reliable supply source for our customers, although in some cases we depend on a limited number of single source suppliers for certain specialty materials and components. We regularly invest in machinery and equipment to improve and maintain our facilities. Base materials for our products consist primarily of steel, copper and aluminum. Additionally, significant components of our product costs consist of bearings, plastic, electronic assemblies, electronic components, permanent magnets and ferrous and non-ferrous castings.

Facilities

We have manufacturing, sales and service facilities in the US, Mexico, China, Europe, India, and Australia, as well as a number of other locations throughout the world. Refer to Item 2 - Properties for further information on our facilities by segment.

Our corporate offices are located in Milwaukee, Wisconsin in an approximately 142,000 square foot rented office building and in Rosemont, Illinois in an approximately 26,500 square foot rented office building. We believe our equipment and facilities are well maintained and adequate for our present needs. However, we continuously evaluate our property portfolio, including properties that have been or will be transferred to us pursuant to acquisitions, to ensure that our facilities are being used efficiently.

Backlog

Our backlog represents the estimated remaining value of work to be performed under firm contracts. As of December 31, 2025, our backlog was $2,536.0 million, as compared to $1,707.0 million on December 31, 2024. See Note 2 - Accounting Policies of the Notes to the Consolidated Financial Statements for the transaction price allocated to remaining unsatisfied performance obligations. The difference between backlog and remaining unsatisfied performance obligations relates primarily to contracts with contractual terms of 12 months or less, which are excluded from our calculation of remaining unsatisfied performance obligations.

Human Capital Management

As of December 31, 2025, we employed approximately 29,200 associates worldwide, of whom approximately 28,700 were full-time. Of those associates, approximately 8,700 were located in the US, 8,100 in Mexico, 3,600 in China, 3,500 in India and 4,800 in the rest of the world.

The Company believes that our associates are our most valuable asset and strives to be an employer of choice through our demonstrated commitment to associate safety, living our Regal Rexnord values, and strong talent development focus. The Company offers market competitive compensation, health and well-being programs, retirement, and other benefits, based on the markets in which we operate to motivate high performance. We consider our associate relations to be good.

A core goal of our performance management process is to develop and maintain a high-performing organization that is well-positioned to meet our business objectives. Creating a high-performing organization requires associates and managers to exhibit transparency in their day-to-day interactions, and use data to drive decision-making and accountability. Global full-time professional associates (excluding those governed by a collective bargaining agreement) participate in our performance management process, which focuses on enabling associates and managers to gain alignment through:

•a structured annual goal-setting process where associates and their managers work collaboratively to develop specific, measurable, achievable, relevant and time-bound ("SMART") goals that align with our business objectives and Company values;
•period evaluations of annual SMART goals progress and regular coaching sessions with their managers; and
•an annual performance assessment that provides a direct link between the associate’s performance and pay.
In addition to our focus on performance, we also have a strong commitment to our Company values:

•Integrity;
•Responsibility;
•Diversity, Engagement & Inclusion;
•Customer Success;

•Innovation with Purpose;
•Continuous Improvement;
•Performance;
•Passion to Win;
•….with a Sense of Urgency.
In addition to emphasizing our Company values as a key part of associate life, we promote a commitment to ethics and compliance among our workforce through our Code of Business Conduct and Ethics (our "Code"). In 2025, 99.6% of our global employees completed training on our Code during our annual training period.

In 2025, we conducted a global associate engagement survey to gain feedback from our associates and executed a robust action plan in response to the survey results in an effort to enhance associate engagement.

At our Company, we are committed to creating a better tomorrow by strengthening the communities where our associates live and work. In addition to the numerous local community service projects in which our associates participate, we have established a charitable giving program designed to empower our associates with a voice in directing contributions toward local causes as to which the Company and our associates have a meaningful connection. In 2025, this program enabled us to allocate $1.1 million to charitable organizations across the US, Mexico and Canada, reinforcing our commitment to making a positive impact in these communities.

Environmental Matters

We believe that sustainable business practices strengthen our Company by helping us better serve our customers, delivering higher returns for our shareholders, creating more opportunities for our associates, and making meaningful contributions to the communities in which we operate. In the realm of environmental impact, we remain committed to achieving carbon neutrality across our absolute Scope 1 and 2 emissions by 2032. Our focus has been on executing against the Regal Rexnord Roadmap to Carbon Neutral to achieve our environmental impact goals through leveraging controllable levers within our operational footprint, including investments in building and processing equipment efficiency, on-site renewable energy, and operational efficiency. In parallel with our efforts to reduce our Scope 1 and 2 emissions, we continue to prioritize innovation and product design that focuses on increasing the overall energy efficiency of our product offerings. These efforts are aimed at reducing the portion of our Scope 3 emissions associated with the direct use of our products while also reflecting our broader focus on sustainability across the value chain. Achieving net-zero is a longer-term goal to which we continue to strive as we navigate external factors beyond our control – such as advancements in technology and infrastructure, broad adoption of low-carbon energy efficient solutions, and the timing and scope of our suppliers’ emission reduction efforts.

Information About Our Executive Officers

The names, ages, and positions of our executive officers as of February 20, 2026 are listed below along with their business experience during the past five years. Officers are elected annually by the Company's Board of Directors (the "Board"). There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other persons pursuant to which the officer was elected.

Executive Officer	Age	Position	Business Experience and Principal Occupation

Louis V. Pinkham	54	Chief Executive Officer
Joined the Company in April 2019, as Chief Executive Officer and Director. Prior to joining the Company, Mr. Pinkham was Senior Vice President of Crane Co. from 2016 to 2019; prior thereto he served in other leadership roles at Crane Co. from 2012 to 2016. Prior to joining Crane Co., Mr. Pinkham was Senior Vice President at Eaton Corporation. From 2000 to 2012, he held successive and increasing roles of global responsibility at Eaton. Prior to joining Eaton, Mr. Pinkham held an Engineering and Quality Manager position at ITT Sherotec and a Process Design Engineer position with Molecular Biosystems, Inc. Mr. Pinkham serves as a member of the Board of Trustees for the University of Chicago Medical Center, the Manufacturers Alliance for Productivity and Innovation (MAPI), and as a director of Jacobs Solutions Inc. (NYSE: J)

Robert J. Rehard	57	Executive Vice President, Chief Financial Officer
Joined the Company in January 2015, as Vice President, Corporate Controller and Principal Accounting Officer and became Vice President, Chief Financial Officer in April 2018. Prior to joining the Company, Mr. Rehard was a Division Controller for Eaton Corporation and held several other financial leadership positions throughout his career with Baxter International, Inc., Emerson, Masco Corporation and Cooper. Mr. Rehard started his career with Deloitte & Touche in Costa Mesa, California.

Hugo Dubovoy Jr.	46	Executive Vice President, General Counsel and Corporate Secretary
Joined the Company in March 2024, as Executive Vice President and General Counsel, and was also appointed as Corporate Secretary in April 2024. Prior to joining the Company, Mr. Dubovoy served as Vice President, Deputy General Counsel - Kimberly-Clark North America at Kimberly-Clark Corporation from July 2022 to March 2024. Prior to that, he served in roles of increasing responsibility at W.W. Grainger, Inc. from December 2013 to June 2022, including most recently as Vice President, Corporate Secretary & Chief Litigation Counsel. Prior to that, he was a partner at Baker McKenzie LLP and an associate at Skadden, Arps, Slate, Meagher & Flom LLP, two global law firms.

Tim A. Dickson	55	Senior Vice President, Chief Digital & Information Officer
Joined the Company in October 2023, as Vice President, Chief Digital Information Officer. Prior to joining the Company, Mr. Dickson was the Chief Information Officer at Generac Power Systems from August 2020 to October 2023. Prior to that, he held successive and increasing roles of responsibility such as Interim Chief Information Officer and Strategic Technology Consultant for Astreya, as well as Vice President, Digital Business Platform with Laureate International Universities, Vice President, IT Operations – Digital Innovation & Strategy with Motorola Solutions, and Divisional CIO, Emerging Technologies and User Experience with Dell. Mr. Dickson began his career with IBM.

Cheryl A. Lewis	57	Executive Vice President, Chief Human Resources Officer
Joined the Company in March 2020, as Vice President, Chief Human Resources Officer. Prior to joining the Company, Ms. Lewis served as Segment Director, Human Resources for Illinois Tool Works Inc. from 2010 to 2020. Prior to joining Illinois Tool Works Inc., Ms. Lewis was Vice President, Human Resources with Alcan Packaging from 2008 to 2010. From 1991 to 2008 she held successive and increasing roles of responsibility, including Vice President, Human Resources at Panduit Corporation.

Brooke E. Lang	54	Executive Vice President & President, Power Efficiency Solutions Segment	Joined the Company in July 2022 as Senior Vice President and General Manager of the Conveying and Power Management Division. Prior to joining the Company, Mr. Lang was the Vice President and General Manager of the Power Components Division with Eaton. Prior to this role, Mr. Lang held successive and increasing roles of responsibility with Eaton between 2008 and 2016, including Global Channel Marketing Manager, Director – Product Marketing, and as Vice President and General Manager Critical Power Solutions APAC. Mr. Lang began his career with Booz Allen Hamilton in Mclean, VA.

Jerrald R. Morton	64	Executive Vice President & President, Industrial Powertrain Solutions
Joined the Company in February 2015 and became President, Industrial Powertrain Solutions after the Company’s acquisition of Altra Industrial Motion Corporation in March 2023. Prior to his current position, Mr. Morton served as President – Integration, Motion Control Solutions from 2021 to 2023, President of Power Transmission Solutions Segment from 2019 to 2021, Vice President, Business Leader of Power Transmission Solutions from 2017 to 2019, and led the global operations for the Company's power transmission business from 2015 to 2017. Prior to joining the Company, Mr. Morton spent 28 years with Emerson in a variety of roles in Quality, Technology, and Operations and was Vice President, Global Operations of Emerson’s power transmission business at the time the Company acquired that business.

Kevin Long	56	Executive Vice President & President, Automation and Motion Control
Joined the Company in August 2025 as Executive Vice President & President, Automation and Motion Control. Before joining the Company, Mr. Long spent ten years at Dover Corporation in a number of leadership roles, most recently as Group President of OPW, a global business serving the fluid handling, clean energy, cryogenics, and car wash markets. Under his leadership, OPW grew significantly through a combination of organic execution and accretive acquisitions. Prior to Dover, Mr. Long held several senior leadership roles at Danaher Corporation over a ten-year period, including general management and global staff roles, where he helped drive growth, operational synergies and global scalability across multiple business units.

Website Disclosure

Our Internet address is www.regalrexnord.com. We make available free of charge (other than an investor's own Internet access charges) through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and associates which satisfies the requirements of the New York Stock Exchange regarding a “code of business conduct.” We have also adopted Corporate Governance Guidelines addressing the subjects required by the New York Stock Exchange. In September 2025, we produced our 2024 Sustainability Report. We make copies of the foregoing, as well as the charters of our Board committees, available free of charge on our website. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Business Conduct and Ethics by posting such information on our web site at the address stated above. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

We are dependent on a single or limited number of suppliers for some materials or components required to manufacture certain of our products. If any of those suppliers fail to meet their commitments to us in terms of delivery or quality, including by suffering any disruptions at its facilities or in its supply, we may experience cost increases or supply shortages or delays that could result in our inability to meet our customers' requirements, or could otherwise experience an interruption in our operations that could negatively impact our business and results of operations. In certain circumstances, our competitive position could be adversely affected, which may result in depressed sales and profitability.

Our dependence on, and the price of, raw materials may adversely affect our gross margins.

Many of the products we produce contain key materials such as steel, copper, aluminum, electronics and rare earth magnets. Market prices and availability for these materials can be volatile due to changes in supply and demand, manufacturing and other costs, regulations, trade restrictions and tariffs, economic conditions and other circumstances. For example, the US has instituted changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the US, and other government regulations affecting trade between the US and other countries. In particular, the US government imposed tariffs on imports from China, Canada, Mexico and India, among other tariffs, and such countries have taken or have threatened to take retaliatory actions. Following the reciprocal tariffs imposed by the US on Chinese goods, China placed export controls on certain rare earth magnets. These restrictions create risk in our supply chain and may increase our costs or limit our ability to produce certain of our products that use rare earth magnets, to the extent we are unable to mitigate the related impacts of these restrictions. Even if we are able to successfully respond to increased commodity costs through pricing actions, our competitive position could be adversely affected, which may result in depressed sales and profitability.

Our ability to establish, grow and maintain customer relationships depends in part on our ability to develop new products, new manufacturing techniques, and product enhancements, as well as the marketplace acceptance of new and existing products, including products related to technology not yet adopted or utilized in certain geographic locations in which we do business.

The electric motor drives and controls, power generation and power transmission industries have seen significant evolution and innovation in recent years, particularly with respect to increasing energy efficiency and control enhancements. Our ability to effectively compete in these industries depends in part on our ability to continue to develop new technologies, innovative products, new manufacturing techniques, and product enhancements, including enhancements based on technological innovation such as Internet of Things ("IoT") and Artificial Intelligence ("AI"). Further, many large customers in these industries generally desire to purchase from companies that can offer a broad product range, which means we must continue to develop our expertise in order to design, manufacture and sell these products successfully. This requires that we make significant investments in engineering, manufacturing, customer service and support, research and development and intellectual property protection, and there can be no assurance that in the future we will have sufficient resources to continue to make such investments. If we are unable to identify and predict customer needs and preferences or are unable to meet the needs of our customers for innovative and competitive products, or if our products become technologically obsolete over time due to the development by our competitors of technological breakthroughs or otherwise, our revenues and results of operations may be adversely affected. In addition, we may incur significant costs and devote significant resources to the development of products that ultimately are not accepted in the marketplace, do not provide anticipated enhancements, or do not lead to significant revenue, which may adversely impact our business, results of operations and financial condition.

Our competitive position and financial condition may suffer if we fail to keep pace with rapidly evolving technological developments related to advances in AI, machine-learning and generative AI technologies.

The potential introduction of evolving technologies into new and existing offerings may result in new or expanded risks and liabilities, including enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, or security risks, as well as other factors that could adversely affect our business, reputation, and results or operations and financial condition. In addition, our vendors may incorporate AI tools into their offerings, and, despite our vendor due diligence, these tools may not meet existing or rapidly evolving regulatory or industry standards and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. The use of AI can lead to unintended consequences, including generating factually inaccurate content, misleading or otherwise flawed information, or unintended biases and skewed outcomes, which could expose us to risks related to inaccuracies or errors in the output of such technologies. We also face risks of competitive disadvantage if our competitors more effectively use AI to create new or enhanced products or services that we are unable to compete against. Malicious actors may also use generative AI to strengthen social engineering capabilities or create more targeted phishing narratives or otherwise, which may increase the threat of a cybersecurity incident. If we, or our vendors, experience an actual or perceived breach or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. In addition, many US and international governmental bodies and regulators have proposed, or are in the process of developing, new regulations related to the use of AI and machine-learning technologies. The final form of these regulations may impose obligations related to our development, offering, and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation.

Certain portions of our revenue depend on several significant customers and distributors, and any loss, cancellation or reduction of, or delay in, purchases by these customers or distributors may have a material adverse effect on our business.

We depend on, and expect to continue to depend on, revenues from several significant OEM customers and distributors and any loss, cancellation or reduction of, or delay in, purchases by these customers or distributors may have a material adverse effect on our business. Our success depends on our continued ability to develop and manage these relationships. We cannot assure you that we will be able to retain these key customers and distributor relationships. Some of our customers or distributors may in the future shift some or all of their purchases of products from us to our competitors or to other sources. The loss of one or more of our large customers or distributors, any reduction or delay in sales to these parties, our inability to develop relationships successfully with additional customers or distributors, or future price concessions that we may make to maintain relationships with these customers or distributors could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to demand uncertainty and order volatility.

A significant portion of our revenue is generated from customers that place orders through purchase orders (“POs”) rather than pursuant to long-term contracts. Even where we have entered into long-term or framework agreements with customers, such agreements establish commercial terms governing the relationship, but do not generally require customers to purchase a minimum volume of products. In these cases, customers continue to issue POs on an as-needed basis and retain discretion over the timing and size of the orders.

Our customers have sought, and may in the future continue to seek, cancellations, modifications, deferrals, or reductions to POs in response to factors such as design changes, supply-chain realignment, changes in end-market demand, production footprint adjustments, cost pressures, or other operational considerations. Therefore, the final realized value of a customer order has in some cases differed, and may differ in the future, from the original PO value with fluctuations over the course of fulfillment. While some of our customers are subject to POs or other agreements that do not allow for modification or cancellation, there can be no assurance that these customers will fulfill all contract terms, and any attempted cancellation of these orders could adversely affect our business, results of operations, financial condition and cash flows.

This variability can lead to unpredictable revenue patterns, uneven manufacturing capacity utilization, higher per-unit production costs, challenges in workforce and inventory planning, and, in some cases, lost sales opportunities. These factors may adversely affect our operating results, margins, and ability to accurately forecast demand and financial performance.

Portions of our total sales come directly from customers in key markets and industries, some of which may be highly cyclical or seasonal. A significant or prolonged decline or disruption in one of those markets or industries, or milder or cooler weather in certain situations, could result in lower capital expenditures by customers, which could have a material adverse effect on our results of operations and financial condition.

Portions of our total sales are dependent directly upon the level of capital expenditures by customers in key markets and industries, such as HVAC, refrigeration, power generation, oil and gas, unit material handling, water heating, data center, and aerospace. Some of these key markets and industries are inherently cyclical and can be impacted by governmental policy and the general macroeconomic climate. A significant or prolonged decline or disruption in one of those markets or industries may result in some of such customers delaying, canceling or modifying projects, or may result in nonpayment of amounts that are owed to us. These effects could have a material adverse effect on our business, results of operations and financial condition.

Additionally, many of our motors are incorporated into HVAC systems and other residential applications that OEMs sell to end users. The number of installations of new and replacement HVAC systems or components and other residential applications is higher during the spring and summer seasons due to the increased use of air conditioning during warmer months. Mild or cooler weather conditions during the spring and summer season often result in end users deferring the purchase of new or replacement HVAC systems or components. As a result, prolonged periods of mild or cooler weather conditions in the spring or summer season in broad geographical areas could have a negative impact on the demand for our HVAC motors and, therefore, could have an adverse effect on our results of operations. In addition, due to variations in weather conditions from year to year, our operating performance in any single year may not be indicative of our performance in any future year.

We rely on estimated forecasts to meet customers’ needs, and inaccuracies in such forecasts could materially adversely affect our business.

In some instances, we rely on estimated demand forecasts, based on input from our customers, to determine how much material to purchase and product to manufacture. We may have limited visibility regarding our customers’ actual product needs. The quantities or timing required by our customers for our products could vary significantly from the forecasts provided to us. Also, from time to time, our customers may experience a deterioration of their businesses and may not be able to accurately estimate forecasted demand. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay, inability to fulfill customer obligations, or other modification in our customers’ orders could significantly reduce our revenue, impact our working capital, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business and we may purchase too much inventory and spend more capital than expected, which may have a material adverse effect on our results of operations, cash flows and financial condition.

We sell certain products for high volume applications, and any failure of those products to perform as anticipated could result in significant liability and expenses that may adversely affect our business and results of operations.

We manufacture and sell a number of products for high volume applications, including electric motors used in pools and spas, residential and commercial heating, ventilation and air conditioning, and refrigeration equipment. Any failure of those products to perform as anticipated could result in significant product liability, product recall or rework, or other costs. The costs of product recalls and reworks are not generally covered by insurance.

If we were to experience a product recall or rework in connection with products of high volume applications, our results of operations or financial condition could be materially adversely affected.
One of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to regulation by government agencies such as the US Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. Based on the current facts, we cannot assure that these claims, individually or in the aggregate, will not have a material adverse effect on our subsidiary's results of operations, financial condition or cash flows. We cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that we may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant. See Note 12 – Contingencies of the Notes to the Consolidated Financial Statements for more information.

Our business may not generate cash flow from operations in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In such circumstances, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

As of December 31, 2025, we had approximately $4.8 billion in aggregate debt outstanding under our various financing arrangements, including a substantial amount of debt incurred in connection with the Altra Transaction. If we are unable to generate sufficient cash flows to service our debt, our business, results of operations and financial condition could be adversely affected. See Note 7 – Debt and Bank Credit Facilities of the Notes to the Consolidated Financial Statements for more information.

Our ability to make required payments of principal and interest on our debt levels will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our indebtedness may result in the following:

•make it more challenging for us to obtain additional financing to fund our business strategy and acquisitions, debt service requirements, capital expenditures and working capital;
•increase our vulnerability to interest rate changes, including with respect to any financing arrangements that bear interest at variable rates, and general adverse economic and industry conditions;
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

Our credit facilities, including our Securitization Facility, contain financial and restrictive covenants, which require us to maintain specified financial ratios and satisfy certain financial condition tests. These covenants could limit our ability to, among other things, borrow additional funds or take advantage of business opportunities, and may require that we take action to reduce our debt or to act in a manner contrary to our business strategies. An event of default under one of our facilities, if not cured or waived, could result in the acceleration of our indebtedness or otherwise have a material adverse effect on our business, results of operations, financial condition, or debt service capability. See Note 7 - Debt and Bank Credit Facilities of the Notes to the Consolidated Financial Statements for more information.

Global climate change and related legal and regulatory developments could negatively affect our business.

The effects of climate change could create financial, reputational or other risks to our business. For example, the effects of climate change could disrupt our operations by impacting the availability and the cost of materials needed for manufacturing, exacerbate existing risks to our supply chain and increase insurance and other operating costs, including energy costs impacted by carbon prices or offsets. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them. Additionally, we are subject to environmental laws that could impose significant costs on us. See "We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses" in these Risk Factors for more information.

There continues to be a lack of consistent climate regulation, which creates economic and regulatory uncertainty. Increased international, regional, state, and/or federal requirements or other stakeholder expectations have and could further mandate more restrictive or expansive standards, more prescriptive reporting of environmental, social and governance metrics than the voluntary commitments we have adopted, or require related changes on a more accelerated time frame than we anticipate. For example, we continue to be subject to the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) and California’s climate disclosure rules, should the current scope and compliance deadline remain in effect for each. These regulations are inconsistent, and are rapidly emerging and evolving, and have increased, and are expected to continue to increase, our compliance costs. For example, the CSRD has established extensive ESG-related disclosure requirements based on the European Sustainability Reporting Standards, including certain assurance obligations. These mandatory disclosure requirements will require us to assess and report on key quantitative and qualitative metrics related to a range of topics, including governance, strategy, and our process for identifying and assessing material sustainability issues. In addition, a number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to the potential effect of climate change. These regulations may affect our operations, supply chain, and overall business strategy, potentially leading to increased expenses, operational disruptions or limitations on our ability to compete in certain markets. If our product portfolio does not align with these regulations, we may be required to make increased research and development and other capital expenditures to improve our product portfolio in order to meet new regulations and standards. Further, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preference that we may not be able to meet due to the level of capital investment or technological advancement. While we are committed to continuous improvements to our product portfolio to meet and exceed anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact, or that economic returns will reflect our investments in new product development.

As of the date of this filing, we have made several public commitments regarding our intended reduction of carbon emissions, including commitments to achieve absolute Scope 1 and Scope 2 carbon emission neutrality by 2032, and net zero across Scope 1, 2 and 3 emissions longer term. Although we intend to meet these commitments, we have expended resources and we may be required to further expend significant resources to do so, which could increase our operational costs. If we either are unable to meet these commitments, or progress toward our commitments more slowly than expected, or if such commitments are criticized by certain groups, then we could incur adverse publicity and reaction from investors, activist groups and other stakeholders, which could adversely impact the perception of our brands and our products by current and potential customers, as well as investors, which would in turn adversely impact our results of operations. Moreover, we may determine that it is in the best interest of the Company and our shareholders to prioritize other business investments over the achievement of our current sustainability commitments based on economic or technological developments, regulatory and social factors, business strategy or pressure from investors, activists, or other stakeholders.

Our success is highly dependent on qualified and sufficient staffing. Our failure to attract, transition, or retain qualified personnel, including our senior management team, could lead to a loss of revenue or profitability.

Our success is highly dependent on the efforts and abilities of our senior management team and key associates and the contributions of talented associates in various operations and functions, including but not limited to, engineering, finance, sales, marketing, and manufacturing. The skills, experience and industry contacts of our senior management team significantly benefit our operations and administration. The failure to attract, transition, or retain members of our senior management team, including in connection with our previously announced CEO transition, and other key talent could have an adverse effect on our business, results of operations and financial condition.

Our operations are highly dependent on information technology infrastructure, and failures, attacks or breaches could significantly affect our business.

We depend heavily on our information technology infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns, including costs relating to investigation and remediation actions and any related litigation or regulatory scrutiny.

IT security threats via computer malware, social engineering and other “cyber-attacks,” which are increasing in both frequency and sophistication, could also result in unauthorized disclosures of information, such as customer data, personally identifiable information or other confidential or proprietary material, and create financial liability, subject us to legal or regulatory sanctions, or damage our reputation. The cost and operational consequences of implementing, maintaining and enhancing our IT systems and the other measures we employ, could increase significantly to overcome increasingly intense, complex and sophisticated cybersecurity threats, and certain of our IT systems and other measures may not perform as expected. There can be no assurance that the enhancements to our IT systems will be successfully implemented and failure to do so could have a material adverse effect on our business. Notwithstanding these IT systems enhancements and the other measures we employ, our systems, networks, products, solutions and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could compromise security, data, control or access and have a material adverse effect on our competitive position, business, results of operations and financial condition.

We continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. However, a cybersecurity attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have. Although we maintain insurance coverage that may, subject to policy terms and conditions, provide coverage for certain aspects of cyber and information security risks, dependent upon the nature, location and extent of an event, such insurance coverage may be insufficient to cover all losses. While we maintain robust information security mechanisms and controls in order to mitigate these risks, the impact of a material IT event could have a material adverse effect on our competitive position, business, results of operations and financial condition.

Our operations can be negatively impacted by natural disasters, terrorism, acts of war, international conflict, pandemic outbreaks, general economic conditions, and political and governmental actions.

Natural disasters, acts or threats of war or terrorism, pandemic outbreaks such as COVID-19, international conflicts, worldwide economic conditions, and the actions taken by the US and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on global financial markets, and our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, could disrupt our supply chain or could result in disruption of our manufacturing processes. Deterioration in the global economy could lead to higher unemployment, lower consumer spending and reduced investment by businesses, and could lead our customers to slow spending on our products or make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Worsening economic conditions could also affect the financial viability of our suppliers, some of which could be considered key suppliers. Additionally, our stock price could decrease if investors have concerns that our business, results of operations and financial condition will be negatively impacted by a worldwide economic downturn.

We may also be negatively impacted by actions or uncertainty caused by the US or foreign governments that could disrupt manufacturing and commercial operations, such as policy changes affecting taxation, trade, immigration, currency devaluation, tariffs, import and export controls, customs, border actions, trade relations between the US and China, and ongoing geopolitical tensions and conflicts. These disruptions and their related impacts on our business, including impacts on our management’s time and attention, could be exacerbated by uncertainty in or sudden changes or reversals in policy.

Similarly, unplanned equipment outages or failures, including those due to natural disasters or acts of terrorism, could result in the disruption of our manufacturing processes. Any interruption in our manufacturing processes would create challenges in meeting customer demands through the fulfillment of orders or otherwise reduce our income and cash flow and could result in a material adverse effect on our business, results of operations and financial condition, as well as our reputation and competitive positioning.

We may incur costs and charges as a result of restructuring activities, business optimization initiatives and operations consolidations that may be disruptive to our business and may not result in anticipated cost savings.

We expect to continue reviewing our overall manufacturing footprint and margin improvement initiatives in our operations in an effort to make our business more efficient. We have incurred and expect to continue to incur additional costs and restructuring charges in connection with such consolidations, divestitures, workforce reductions and other cost reduction measures that could, in certain instances, adversely affect our future earnings and cash flows. Furthermore, such actions may be disruptive to our business, and this may result in production inefficiencies, product quality issues, late product deliveries or lost orders as we begin production at consolidated facilities, which could adversely impact our sales levels, operating results and operating margins. In addition, we may not realize the cost savings that we expect to realize as a result of such actions.

These activities require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Divestitures may also give rise to obligations to buyers or other parties that could have a financial effect after a transaction is completed. Moreover, we could encounter changes to, or delays in executing, any restructuring or divestiture plans, any of which could cause disruption and additional unanticipated expense.

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

Risks Relating to Our Global Footprint

Changes to and uncertainty in US trade policy, tariff and import/export regulations and foreign government regulations or other trade restrictions imposed by the US or other governments have adversely affected our business and could materially affect our business, foreign operations, sourcing, results of operations and financial condition.

Changes to tariffs and uncertainty in US and international trade policy have adversely impacted and will continue to adversely impact our business and the US and global economy or certain sectors thereof, including our industry, and could have a material adverse affect on our business, operating results, and financial condition. For example, the US has instituted changes in trade policies that include the imposition of higher tariffs on imports into the US, restrictions on imports of certain products in the US, the renegotiation or termination of trade agreements, and may impact other regulations affecting trade between the US and countries where we conduct our business. In particular, the US government imposed tariffs on imports from China, Canada, Mexico, India and other countries, and such countries have taken, or have threatened to take, retaliatory actions, including imposing retaliatory tariffs. To date, we have successfully navigated the changing trade policy environment and mitigated these tariffs, so as to avoid a material impact on our business and financial condition. However, the current volatility in global trade policy could ultimately affect our business and, while we have plans in place intended to mitigate the impacts of these tariffs on our business, there is no guarantee that such plans will fully mitigate the effects of such tariffs. In particular, the US imposition of reciprocal and penalty tariffs on imports from India in August 2025 has impacted the cost of materials and goods originating from India and we believe without a reduction in the US effective tariff rate on India, our business may be impacted.

Additionally, to date, our internal estimates reflect that the vast majority of goods the Company imports from Canada and Mexico are compliant with the United States-Mexico-Canada Agreement (the “USMCA”) and are therefore exempt from tariffs. While the current tariff regime contemplates that this exemption for USMCA-compliant imports will remain in effect, if this exemption is altered or removed, as a result of the expected USMCA re-negotiation or otherwise, there could be a material adverse effect on our business, operations and financial results to the extent we are unable to mitigate any resulting impacts. We cannot predict what additional changes to trade policy will be made that may have a material adverse effect on our business, results of operations and financial condition or could provide our competitors with an advantage over us.

Our business is also subject to other risks associated with US and foreign legislation and regulations relating to imports, including quotas, duties, fees, or taxes, and other charges or restrictions on imports and exports, which affect our operations and our ability to import products at current or increased levels, and substantially all of our import operations are subject to customs duties or fees on imported products imposed by the governments where our production facilities are located, including raw materials. For example, following the reciprocal tariffs imposed by the US on Chinese goods, China placed export controls on certain rare earth magnets. These restrictions create risk in our supply chain and may increase our costs or limit our ability to produce certain of our products that use rare earth magnets, to the extent we are unable to mitigate the related impacts of these restrictions. We cannot predict whether additional US and foreign customs quotas, duties, fees, taxes or other charges or restrictions, requirements as to raw materials, reporting obligations pertaining to “conflict minerals” and polyfluoroalkyl substances (commonly referred to as “PFAS”), or other restrictions will be imposed in the future or adversely modified, or what effect such actions would have on our operations. Future trade agreements, quotas, duties, fees, or the imposition of import or export requirements may have a material adverse effect on our business, results of operations and financial condition.

We operate in highly competitive global industries and markets and continue to expand and develop our markets.

We encounter a wide variety of domestic and international competitors due in part to the nature of the products we manufacture and the wide variety of applications and customers we serve. In order to compete effectively, we must retain relationships with major customers and establish relationships with new customers. Some of our competitors are larger and have greater financial and other resources than we do. There can be no assurance that we will be able to compete successfully with the products of these other companies. Additionally, we have continued to see a trend with some customers attempting to reduce the number of vendors from which they purchase products in order to reduce their costs. As a result, we may lose market share to our competitors in some of the markets in which we compete.

Additionally, as we enter into or expand or develop our offerings in new markers, we face additional and emerging risks that may be specific to those new markets. For instance, as we grow our data center business, we must manage new risks such as new and uncertain fluctuation in demand cycles, pricing pressures, expectations around execution, quality and performance, and supply chain and manufacturing disruptions, which may have an outsized impact on this business, and rapid technology changes that require continuous and ongoing investment to remain competitive. As we grow in this market and other markets, we must continue to manage these known risks and additional risks as they emerge in order to remain competitive and grow our market share. Moreover, entry or expansion into new markets requires significant investment and resources that otherwise could have been invested elsewhere in the Company. If we are not successful in realizing the benefits of those investments, it could have an adverse effect on our business, results of operations and financial condition.

In certain markets, customers exercise significant power over business terms. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers. As a result of cost pressures from customers, our ability to compete depends in part on their ability to generate production cost savings and, in turn, to find reliable, cost-effective outside suppliers to source components or manufacture their products. If we are unable to generate sufficient cost savings in the future to offset price reductions, then our gross margin could be materially adversely affected.

We manufacture a significant portion of our products outside the US, and political, societal or economic instability or public health crises may present additional risks to our business.

As of December 31, 2025, approximately 20,000 of our approximate 28,700 total full-time associates and 101 of our principal manufacturing and warehouse facilities were located outside the US. International operations generally are subject to various risks, including political, societal and economic instability, local labor market conditions, public health crises, breakdowns in trade relations, the imposition of tariffs and other trade restrictions, lack of reliable legal systems, ownership restrictions, the impact of government regulations, the effects of income and withholding taxes, governmental expropriation or nationalization, and differences in business practices.

Unfavorable changes in the political, regulatory and business climates in countries where we have operations could have a material adverse effect on our business, results of operations, financial condition and cash flows, including, for example, the uncertainty surrounding trade relations between the US and China, Mexico, Canada, India and other countries. In particular, the US government imposed tariffs on imports from China, Canada, Mexico, India and other countries, and such countries have taken or have threatened to take retaliatory actions, including China's imposition of stricter export controls on certain types of rare earth magnets. We expect to incur increased costs in connection with the imposition of tariffs by the US government and of retaliatory tariffs imposed by other countries and may experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue or higher non-tariff costs.

Moreover, ongoing geopolitical conflicts, including those between Russia and Ukraine and those occurring in the Middle East and similar conflicts, have negatively impacted the global economy and in some instances, have led to various economic sanctions being imposed by the US, United Kingdom, European Union, and other countries. While the impacts have not been material on our operating results to date, it is not possible to predict the broader or longer-term consequences of these conflicts or new conflicts that may arise in the future. Continued escalation of geopolitical tensions could also result in the loss of property, supply chain disruptions, significant inflationary pressure on raw material prices and cost and supply of other resources (such as energy and natural gas), fluctuations in our customers’ buying patterns, credit and capital market disruptions that could impact our ability to obtain financing, increase interest rates and have adverse foreign exchange impacts. These broader consequences could have a material adverse effect on our business, results of operations and cash flows. Such sanctions and other measures, as well as the existing and potential further responses to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect the operations of our subsidiaries in impacted regions as well as our business, results of operations and financial condition.

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

We have a significant number of employees in Europe and other jurisdictions where trade union membership is common. Although we believe that our relations with our employees are strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our workforce becomes unionized as a result of legal or regulatory changes which may make union organizing easier, or otherwise, our costs could increase and our efficiency may be affected, negatively impacting our business and financial results. Further, many of our direct and indirect customers and their suppliers, and organizations responsible for shipping our products, have unionized workforces and their businesses may be impacted by strikes, work stoppages or slowdowns, any of which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Mergers, Acquisitions and Divestitures

Integration costs and unsuccessful integration of our past acquisitions and any future acquisitions into our business within expected timetables could adversely affect our future results and the market price of our common stock.
We have incurred, and may continue to incur, significant one-time costs in connection with acquisitions, including the cost of financing, transaction costs and integration costs. Incurring these costs may have an adverse effect on our liquidity, cash flows and results of operations.
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

We are subject to risks in connection with the sale of the industrial motors and generators businesses (the "Sale"), including the inability to eliminate certain corporate overhead costs that were previously allocated to the Industrial Systems segment. In addition, the Company may face continuing financial and commercial challenges associated with brand transitions and the disposition of certain proprietary assets that were transferred in the Sale. Any or all of these risks could impact the Company's business, operating results or financial condition.

Economic and Financial Risks

Commodity, currency and interest rate hedging activities may adversely impact our financial performance as a result of changes in global commodity prices, interest rates and currency rates.

We use or may use derivative financial instruments in order to reduce the substantial effects of currency and commodity fluctuations and interest rate exposure on our cash flow and financial condition. These instruments may include foreign currency and commodity forward contracts, currency swap agreements and currency option contracts, as well as interest rate swap agreements. We have entered into, and may continue to enter into, such hedging arrangements. By utilizing hedging instruments, we may forgo benefits that might result from fluctuations in currency exchange, commodity and interest rates. We are also exposed to the risk that counterparties to hedging contracts will default on their obligations. Any default by such counterparties might have an adverse effect on us.

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

A significant amount of our revenue is generated from customers located outside of the US, and a substantial portion of our assets and associates are located outside of the US which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our business, results of operations and financial condition.

Our required cash contributions to our pension plans may increase further and we could experience a change in the funded status of our pension plans and the amount recorded in our consolidated balance sheets related to such plans. Additionally, our pension costs could increase in future years.

The funded status of our defined benefit pension plans depends on such factors as asset returns, market interest rates, legislative changes and funding regulations. If the returns on the assets of any of our plans were to decline in future periods, if market interest rates were to decline, if the Pension Benefit Guaranty Corporation were to require additional contributions to any such plans as a result of acquisitions or if other actuarial assumptions were to be modified, our future required cash contributions and pension costs to such plans could increase. Any such increases could impact our business, financial condition, results of operations and cash flows. The need to make contributions to such plans may reduce the cash available to meet our other obligations, including our obligations under our borrowing arrangements or to meet the needs of our business.

Our stock has been and may continue to be subject to significant fluctuations and volatility.
The market price of shares of our common stock has been and may continue to be volatile. Among the factors that could affect our common stock price are those discussed above, including:
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

We are subject to US federal, state, and international income, payroll, property, sales and use, fuel, and other types of taxes. Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities, including claims or litigation related to our interpretation and application of tax laws and regulations, could result in substantially higher taxes, could have a negative impact on our ability to compete in the global marketplace, and could have a significant adverse effect on our results or operations, financial conditions and liquidity. The impact of these factors referenced above may be substantially different from period to period. Final laws enacting the Organisation for Economic Co-operation and Development's global minimum tax framework ("Pillar Two Laws") became effective in 2024 in the European Union and other countries where we do business. However, guidance related to how Pillar Two Laws apply to US multinational groups remains under discussion. The Company faces uncertainty related to the potential implementation of Pillar Two Laws in countries where we operate. We are continuing to monitor the legislative process and evaluate the potential impact of implementation of Pillar Two Laws by other countries.

It is difficult to predict the timing and effect that future tax law changes could have on our earnings both in the US and in foreign jurisdictions. Such changes could cause us to experience an effective tax rate significantly different from previous periods or our current estimates. If our effective tax rate were to increase, our business, results of operations and financial condition could be adversely affected.
We are subject to litigation, including product liability, asbestos and warranty claims that may adversely affect our financial condition and results of operations.

We are, from time to time, a party to litigation that arises in the normal course of our business operations, including product warranty and liability claims, contract disputes, and environmental, asbestos, intellectual property, employment and other litigation matters. We face an inherent business risk of exposure to product liability, asbestos and warranty claims in the event that the use of our products is alleged to have resulted in injury, death or other damage. As described above, one of our subsidiaries that we acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. The uncertainties of litigation and the uncertainties related to insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims. If our insurance or indemnification coverage is not adequate to cover our potential financial exposure, our insurers or indemnitors dispute their obligations to provide coverage, or the actual number or value of claims differs materially from our existing estimates, we could incur material costs that could have a material adverse effect on our business, results of operations, financial conditions or cash flows.

While we maintain general liability and product liability insurance coverage in amounts that we believe are reasonable, we cannot be certain that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation. See Note 12 – Contingencies of the Notes to the Consolidated Financial Statements for more information.

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

Our inability to protect this intellectual property generally, or the illegal breach of some or a large group of our intellectual property rights, would have an adverse effect on our business. In addition, there can be no assurance that our intellectual property will not be challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. We have incurred in the past, and expect to incur in the future, significant costs associated with defending challenges to our intellectual property or enforcing our intellectual property rights, which could adversely impact our business, results of operations and financial condition.

Third parties may claim that we are infringing their intellectual property rights and we could incur significant costs and expenses or be prevented from selling certain products.

We may be subject to claims from third parties that our products or technologies infringe on their intellectual property rights or that we have misappropriated intellectual property rights. If we are involved in a dispute or litigation relating to infringement of third-party intellectual property rights, we could incur significant costs in defending against those claims. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to technology that is important to our business, or be required to pay damages or license fees with respect to the infringed rights or be required to redesign our products at substantial cost, any of which could adversely impact our business, results of operations and financial condition.

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

We collect and store data that is sensitive to us and our employees, customers, dealers and suppliers. A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many foreign data privacy regulations, including the General Data Protection Regulation (the “GDPR”) in the European Union, are more stringent than federal regulations in the US. Additionally, many other jurisdictions are considering adopting, or have already adopted privacy regulations. The applicability of these laws to our business has increased due to our focus on expanding e-commerce offerings. These laws and regulations are rapidly evolving and changing and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by courts and governmental authorities. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs. In the case of non-compliance with these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a material breach of privacy, we may face litigation or regulatory sanctions, or be required to make notifications pursuant to applicable regulations.

Although we have implemented plans to comply with these laws, GDPR and future laws and regulations could impose even greater compliance burdens and risks with respect to privacy and data security than prior laws. The EU (through the GDPR) and a growing number of legislative and regulatory bodies elsewhere in the world have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. These breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs, require significant management time and attention, and increase negative publicity surrounding any incident that compromises personal information and the occurrence of any of these events could have a material adverse effect on our reputation, business, operating results or financial condition.

Changes in labor or employment laws could increase our costs and may adversely affect our business.

Various federal, state and international labor and employment laws govern our relationship with employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates paid, leaves of absence, mandated health and other benefits, and citizenship requirements. Significant additional government-imposed increases or new requirements in these areas could materially affect our business, financial condition, results of operations or cash flow. In the event our employee-related costs rise significantly, we may have to reduce the number of our employees or shut down certain manufacturing facilities. Any such actions would not only be costly and disruptive but could also materially adversely affect our business.

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

In addition, there may be environmental liabilities or conditions unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business, results of operations and financial condition.

We are being indemnified, or expect to be indemnified by third parties, subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities associated with certain owned or operated sites. We cannot assure that third parties who indemnify or who are expected to indemnify us for certain environmental costs and liabilities associated with certain owned or operated sites will in fact satisfy their indemnification obligations. If those third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities.

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

Risk Management and Strategy
Our global risk management policy provides a uniform approach for monitoring, identifying, measuring and responding to enterprise-wide risk to minimize potential disruptions to business operations and harm to reputation. Our global risk management policies framework encompasses enterprise risk management, business continuity and cybersecurity. Cybersecurity risk is a key component of our overall global risk management policy. The Company’s cybersecurity program is focused on the following areas:

•Governance: In furtherance of the Board’s risk management oversight objectives, the Company convenes a Risk Committee comprised of key functional and business leaders. Among other members, the Risk Committee includes our Chief Information Security Officer (“CISO”), our Senior Director of Global Risk and Property Management, our Vice President, Internal Audit, our Vice President, Environmental, Health and Safety, and members of the Legal and Compliance teams. This diverse group supports a strong focus on cybersecurity, business continuity, and associated enterprise risks. The Risk Committee's members are charged with, among other things, identifying and assessing significant and emerging risks, as well as working with executive leadership teams to develop and execute plans, responses and mitigation strategies to address significant cybersecurity risks, that could otherwise negatively impact our ability to achieve our objectives. The Risk Committee’s cybersecurity management function addresses the Company’s information security challenges and risks from various IT-related sources.

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
•Technical Safeguards: The Company employs industry accepted security tools, techniques, and system monitoring to protect the confidentiality of our systems and data. Maintaining the privacy and security of our associate, customer, and third-party data is paramount. The Company deploys technical safeguards which include, but are not limited to, encryption, multi-factor authentication, network segmentation, privilege access management and endpoint detection and response. These safeguards are evaluated on a routine basis with the intention of identifying and remediating potential vulnerabilities and enhancing the overall security framework.
•Incident Response and Recovery Planning: The Company has established and maintains a comprehensive cyber incident response policy. This policy provides direction and guidance to address and manage security incidents, including identification, classification and response.
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
•Education and Awareness: The Company provides annual mandatory global information security training and certification for personnel regarding cybersecurity threats. This training is offered in 20 languages to maximize associate accessibility and comprehension. The Company administers monthly targeted trainings and phishing simulations for our associates. Training sessions and additional phishing simulations are automatically deployed based on success and failure rates. In October 2025, the Company observed Cybersecurity Awareness Month with additional opportunities for engagement, interactive training and education. These activities are designed to develop a mature and vigilant, risk-aware culture among our associates.

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
The Risk Committee receives prompt information regarding any cybersecurity incident in accordance with our cyber incident response policy and crisis communication procedures. The Risk Committee, in concert with the executive leadership team, evaluates this information and escalates notice to the Board, as appropriate.
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
Cybersecurity threats, including those resulting from previous cybersecurity incidents, have not materially affected the Company to date, including its business strategy, results of operations or financial condition. However, the cybersecurity threat environment is increasingly challenging. While we employ various measures to improve our cybersecurity posture and protect against evolving threats, we cannot guarantee that these measures will always be successful or that any future incidents will not be material to our business, operations or financial condition. For more information, please refer to Part I - Item 1A - Risk Factors – Risks Relating to the Legal and Regulatory Environment – “Our operations are highly dependent on information technology infrastructure, and failures, attacks or breaches could significantly affect our business” in this Annual Report on Form 10-K.

ITEM 2 - PROPERTIES
Our corporate offices are located in Milwaukee, Wisconsin in an approximately 142,000 square foot rented office building and in Rosemont, Illinois in an approximately 26,500 square foot rented office building. We have manufacturing, sales and service facilities throughout the US and in Mexico, China, Europe and India as well as a number of other locations throughout the world.
Our IPS segment currently includes 145 facilities, of which 50 are principal manufacturing facilities and 27 are principal warehouse facilities. The IPS segment's present operating facilities contain a total of approximately 10.3 million square feet of space, of which approximately 32% are leased.
The following represents our principal manufacturing and warehouse facilities in the IPS segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	29	3.6	2.3	1.3
Mexico	6	0.9	0.4	0.5
China	4	0.8	—	0.8
India	5	0.2	0.1	0.1
Europe	22	1.4	1.2	0.2
Other	11	0.3	0.3	—
Total	77	7.2	4.3	2.9
Our PES segment currently includes 56 facilities, of which 22 are principal manufacturing facilities and 9 are principal warehouse facilities. The PES segment's present operating facilities contain a total of approximately 4.9 million square feet of space, of which approximately 30% are leased.
The following represents our principal manufacturing and warehouse facilities in the PES segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	7	0.9	0.7	0.2
Mexico	8	1.3	0.9	0.4
China	9	1.1	0.8	0.3
India	3	0.4	0.4	—
Europe	2	0.1	0.1	—
Other	2	0.3	0.2	0.1
Total	31	4.1	3.1	1.0
Our AMC segment currently includes 71 facilities, of which 30 are principal manufacturing facilities and 15 are principal warehouse facilities. The AMC segment's present operating facilities contain a total of approximately 3.3 million square feet of space, of which approximately 61% are leased.
The following represents our principal manufacturing and warehouse facilities in the AMC segment (square footage in millions):

		Square Footage
Location	Facilities	Total	Owned	Leased
US	16	1.4	0.6	0.8
Mexico	4	0.5	0.1	0.4
China	3	0.1	—	0.1
India	9	0.2	0.1	0.1
Europe	8	0.7	0.5	0.2
Other	5	0.1	—	0.1
Total	45	3.0	1.3	1.7

ITEM 3 - LEGAL PROCEEDINGS
From time to time, we are subject to a variety of litigation and other legal and regulatory claims incidental to our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. See Note 12 - Contingencies of the Notes to the Consolidated Financial Statements for more information.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common stock, $0.01 par value per share, is traded on the New York Stock Exchange under the symbol “RRX.” The number of registered holders of common stock as of February 18, 2026 was 228.
Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld. During the quarter ended December 31, 2025, we did not acquire any shares in connection with transactions pursuant to equity incentive plans.
Item 12 of this Annual Report on Form 10-K contains certain information relating to our equity compensation plans.
Share Repurchase Program
At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date. Management is authorized to effect purchases from time to time in the open market or through privately negotiated transactions and may enter into Rule 10b5-1 trading plans to enact purchases on behalf of the Company. During 2025, we did not repurchase any shares. During 2024, we purchased 332,439 shares or $50.0 million in aggregate purchase amount, pursuant to the repurchase authorization. During 2023, we did not repurchase any shares. The maximum value of shares of our common stock available to be purchased as of December 31, 2025 is $145.0 million.
There were no repurchases of our common stock during the quarter ended December 31, 2025.

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
The following graph compares the hypothetical total shareholder return (including reinvestment of dividends) on an investment in (1) our common stock, (2) the Standard & Poor's MidCap 400 Index, and (3) the Standard & Poor's 400 Industrials Index, for the period January 2, 2021 through December 31, 2025. In each case, the graph assumes the investment of $100.00 on January 2, 2021.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
01/02/21
01/01/22
12/31/22
12/31/23
12/31/24
12/31/25
Regal Rexnord Corporation
S&P MidCap 400 Index
S&P 400 Industrials Index

INDEXED RETURNS
	Years Ended
Company / Index	2021	2022	2023	2024	2025
Regal Rexnord Corporation	$146.56	$104.43	$130.07	$137.53	$125.69
S&P MidCap 400 Index	124.76	108.47	126.29	143.89	154.68
S&P 400 Industrials Index	128.45	113.68	149.41	169.56	191.48

First Quarter 2026 Dividend
On January 26, 2026, the Board of Directors declared a quarterly dividend of $0.35 per share. The dividend is payable on April 14, 2026, to shareholders of record at the close of business on March 31, 2026.
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

As of December 31, 2025, the Company, including its subsidiaries, employed approximately 28,700 full-time people in its global manufacturing, sales, and service facilities and corporate offices. For the year ended December 31, 2025, we reported annual net sales of $5.9 billion compared to $6.0 billion for the year ended December 31, 2024.

Our company is comprised of three operating segments: Automation & Motion Control ("AMC"), Industrial Powertrain Solutions ("IPS"), and Power Efficiency Solutions ("PES").

A description of our three operating segments is as follows:

•The AMC segment designs, produces and services conveyor products, conveying automation subsystems, aerospace components, precision motion control solutions, high-efficiency miniature servo motors, controls, drives and linear actuators, as well as power management products that include automatic transfer switches, paralleling switchgear, and customized modular electric pod solutions ("E-Pods") that comprise relevant power and thermal management content . The segment sells into markets that include discrete factory automation, food and beverage, aerospace, general industrial, medical and data center.

•The IPS segment designs, produces and services a broad portfolio of highly-engineered transmission products, including mounted and unmounted bearings, couplings, mechanical power transmission drives and components, gearboxes and gear motors, clutches, brakes, and industrial powertrain components and solutions. Increasingly, the segment produces industrial powertrain solutions, which are integrated sub-systems comprised of Regal Rexnord motors plus the critical power transmission components that efficiently transmit motion using power generated by the motor to various industrial applications. The segment serves a broad range of markets that include general industrial, metals and mining, energy, discrete automation and commercial HVAC.

•The PES segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, electronic drives, fans and blowers, as well as integrated air moving subsystems comprised of two or more of these components. The segment's products are used in residential and commercial HVAC, and in a wide range of general commercial applications.

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
We have omitted discussion of trends comparing 2023 to 2024 as this information has been previously disclosed within Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 10-K for the year ended December 31, 2024 filed with the SEC on February 21, 2025.

Components of Profit and Loss

Net Sales. We sell our products to a variety of manufacturers, distributors and end users. Our customers consist of a large cross-section of businesses, ranging from Fortune 100 companies to small businesses. A number of our products are sold to Original Equipment Manufacturers ("OEMs"), who incorporate our products into products they manufacture, and many of our products are built to the requirements of our customers. The majority of our sales are derived from direct sales to customers by sales personnel employed by the Company; however, a significant portion of our sales are derived from sales made by manufacturer’s representatives. Our product sales are made via purchase order, long-term contract, and, in some instances, one-time purchases. Many of our products have broad customer bases, with the levels of concentration of revenue varying from business unit to business unit.

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

Goodwill & Other Asset Impairments.

The following table presents impairments by segment as of December 31, 2025, December 31, 2024 and December 31, 2023:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems(1)	Total
December 31, 2025
Goodwill Impairments	$—	$—	$—	$—	$—
Loss on Sale of Businesses	—	4.5	—	—	4.5
Total Impairments	$—	$4.5	$—	$—	$4.5
December 31, 2024
Goodwill Impairments	$—	$—	$—	$—	$—
Impairment of Other Long-Lived Assets (2)	1.8	1.1	1.1	—	4.0
Loss on Sale of Businesses (3)	1.1	1.7	1.4	4.3	8.5
Total Impairments	$2.9	$2.8	$2.5	$4.3	$12.5
December 31, 2023
Goodwill Impairments	$—	$—	$—	$57.3	$57.3
Impairment of Other Long-Lived Assets (2)	3.4	2.5	1.5	0.4	7.8
Loss on Sale of Businesses (3)	—	—	—	87.7	87.7
Total Impairments	$3.4	$2.5	$1.5	$145.4	$152.8

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

Results of Operations

The following table sets forth selected information for the years indicated:

	2025		2024
Net Sales:	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Automation & Motion Control	$1,689.8		$1,633.8
Industrial Powertrain Solutions	2,594.1		2,598.1
Power Efficiency Solutions	1,650.6		1,644.1
Industrial Systems(1)	—		157.8
Consolidated	$5,934.5		$6,033.8

Gross Profit
Automation & Motion Control	$638.9	37.8%	$641.6	39.3%
Industrial Powertrain Solutions	1,093.4	42.1%	1,051.5	40.5%
Power Efficiency Solutions	485.5	29.4%	458.7	27.9%
Industrial Systems(1)	—	—%	39.2	24.8%
Consolidated	$2,217.8	37.4%	$2,191.0	36.3%

Operating Expenses
Automation & Motion Control	$505.0	29.9%	$497.2	30.4%
Industrial Powertrain Solutions	755.9	29.1%	728.8	28.1%
Power Efficiency Solutions	276.1	16.7%	296.1	18.0%
Industrial Systems(1)	—	—%	38.9	24.7%
Consolidated	$1,537.0	25.9%	$1,561.0	25.9%

Income from Operations
Automation & Motion Control	$133.9	7.9%	$144.4	8.8%
Industrial Powertrain Solutions	337.5	13.0%	322.7	12.4%
Power Efficiency Solutions	209.4	12.7%	162.6	9.9%
Industrial Systems(1)	—	—%	0.3	0.2%
Consolidated	$680.8	11.5%	$630.0	10.4%

Interest Expense	349.2		399.7
Interest Income	(23.7)		(18.8)
Other Expense, Net	2.8		1.1
Income before Taxes	352.5		248.0
Provision for Income Taxes	71.7		49.6
Net Income	280.8		198.4
Net Income Attributable to Noncontrolling Interests	1.3		2.2
Net Income Attributable to Regal Rexnord Corporation	$279.5		$196.2

(1) Results for the Industrial Systems segment covers results through the close of the sale on April 30, 2024.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net sales for 2025 were $5,934.5 million, a decrease of $99.3 million, or 1.6%, as compared to 2024. The decrease primarily consisted of a negative impact from divestitures of 2.8%, partially offset by an organic sales increase of 0.8% and a positive foreign currency translation impact of 0.4%. The decrease from divestitures was primarily due to a reduction of $157.8 million from the divestiture of the industrial motors and generators business. The increase in organic sales of $44.9 million was primarily driven by a $45.8 million increase within AMC and a $16.7 million increase within PES, partially offset by a decrease of $17.6 million within IPS. Gross profit increased $26.8 million or 1.2% as compared to 2024, primarily driven by a $41.9 million increase within IPS and a $26.8 million increase within PES, partially offset by a $39.2 million impact from divesting the industrial motors and generators business and a $2.7 million decrease within AMC. Total operating expenses for 2025 were $1,537.0 million, a decrease of $24.0 million, or 1.5% as compared to 2024, primarily driven by a $38.9 million impact from divesting the industrial motors and generators businesses and a $20.0 million decrease within PES, partially offset by a $27.1 million increase within IPS and a $7.8 million increase within AMC. Interest expense for 2025 was $349.2 million, a decrease of $50.5 million, or 12.6%. compared to 2024, primarily driven by a reduction in outstanding debt.

AMC net sales for 2025 were $1,689.8 million, an increase of $56.0 million, or 3.4%, as compared to 2024. The increase consisted of an organic sales increase of 2.8% and a positive foreign currency translation impact of 0.6%. The $45.8 million increase in organic sales was primarily driven by growth in the aerospace and discrete automation markets, partially offset by headwinds in the general industrial and medical end markets, and persistent challenges sourcing rare earth magnets, particularly for products serving the medical and defense markets. Gross profit and operating expenses for 2025 were relatively consistent with 2024.

IPS net sales for 2025 were $2,594.1 million, a decrease of $4.0 million, or 0.2%, as compared to 2024. The decrease consisted of an organic sales decline of 0.7%, partially offset by a positive foreign currency translation impact of 0.5%. The $17.6 million decrease in organic sales was primarily driven by weakness in general industrial markets, partially offset by strength in energy markets. Gross profit increased $41.9 million, or 4.0%, as compared to 2024, primarily driven by synergies, partially offset by lower volume and sales mix headwinds. Total operating expenses for 2025 increased $27.1 million, or 3.7%, as compared to 2024, primarily driven by increased labor and benefit costs, growth investments and higher loss on sale of businesses.

PES net sales for 2025 were $1,650.6 million, an increase of $6.5 million, or 0.4%, as compared to 2024. The increase consisted of an organic sales increase of 1.0% and a positive foreign currency translation impact of 0.2%, partially offset by a negative impact from divestitures of 0.8%. The $16.7 million increase in organic sales primarily reflects growth in the residential and commercial HVAC markets. Gross profit increased $26.8 million, or 5.8%, as compared to 2024, primarily driven by higher volume and lower restructuring and related expenses of $28.4 million. Total operating expenses for 2025 decreased $20.0 million, or 6.8%, as compared to 2024, primarily driven by discretionary cost reductions and lower allocated expenses.

The effective tax rate for 2025 was 20.3%, which is relatively consistent with the effective tax rate for 2024 of 20.0%.

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

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
Net Sales Year Ended December 31, 2025	$1,689.8	$2,594.1	$1,650.6	$—	$5,934.5
Impact from Foreign Currency Exchange Rates	(10.2)	(14.4)	(3.1)	—	(27.7)
Organic Sales Year Ended December 31, 2025	$1,679.6	$2,579.7	$1,647.5	$—	$5,906.8

Net Sales Year Ended December 31, 2024	$1,633.8	$2,598.1	$1,644.1	$157.8	$6,033.8
Net Sales from Businesses Divested	—	(0.8)	(13.3)	(157.8)	(171.9)
Adjusted Net Sales Year Ended December 31, 2024	$1,633.8	$2,597.3	$1,630.8	$—	$5,861.9

Year Ended Dec 31, 2025 Net Sales Growth %	3.4%	(0.2)%	0.4%	(100.0)%	(1.6)%
Year Ended Dec 31, 2025 Foreign Currency Impact %	0.6%	0.5%	0.2%	—%	0.4%
Year Ended Dec 31, 2025 Divestitures %	—%	—%	(0.8)%	(100.0)%	(2.8)%
Year Ended Dec 31, 2025 Organic Sales Growth %	2.8%	(0.7)%	1.0%	—%	0.8%

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

Cash flow provided by operating activities was $990.8 million in 2025, a $381.4 million increase from 2024. This increase was primarily driven by cash proceeds from the sale of receivables under the Securitization Facility coupled with additional income generated in 2025, partially offset by other working capital changes. See Note 6 - Receivables Securitization for additional considerations regarding the Securitization Facility.

Our working capital was $1,448.0 million and $1,535.6 million as of December 31, 2025 and December 31, 2024, respectively. The decline in working capital was primarily due to the sale of receivables under the Securitization Facility and an increase in accounts payable, partially offset by an increase in inventory.

Cash flow used in investing activities was $71.0 million in 2025, compared to cash flow provided by investing activities of $275.4 million in 2024. The change was driven primarily by $374.8 million in proceeds received from the sale of the industrial motors and generators businesses in 2024, partially offset by higher proceeds received from sales of property, plant and equipment of $18.8 million and lower capital expenditures of $11.8 million in 2025 compared to 2024.

In 2026, we anticipate capital spending for property, plant and equipment to be approximately $120.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations in 2026. We anticipate funding 2026 capital spending primarily with operating cash flows.

Cash flow used in financing activities was $814.1 million in 2025, compared to $1,095.8 million cash flow used in financing activities in 2024. The Company made $228.9 million less net debt repayments in 2025 compared to 2024. The $709.4 million of net debt repayments in the current year primarily resulted from payments of $665.0 million on the Term Facility and $40.0 million net repayments made on the Multicurrency Revolving Facility. The Company did not repurchase any common stock in 2025, compared to $50.0 million in repurchases in 2024. The Company paid $93.0 million in dividends to shareholders in both 2025 and 2024.

The following table presents selected financial information and statistics as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Cash and Cash Equivalents	$521.7	$393.5
Trade Receivables, Net	524.2	842.8
Inventories	1,321.7	1,227.5
Accounts Payable	607.3	542.8
Working Capital	1,448.0	1,535.6
Current Ratio	2.1:1	2.3:1

As of December 31, 2025, $429.7 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs, which includes repatriation of foreign earnings that may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the US to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. We repatriated approximately $457.4 million of foreign cash in 2025 to support the repayment of debt. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2026.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs, (vi) repurchase our common stock, or (vii) fund other corporate objectives.

As of December 31, 2025, the Company had no borrowings under the 2025 Term Facility. The Company borrowed $850.0 million under the 2025 Term Facility on February 12, 2026 and used the proceeds to refinance the 2026 Senior Notes.

As of December 31, 2025, the Company had no borrowings under the 2025 Revolving Facility, and had $1,500.0 million of available borrowing capacity. The Company pays a non-use fee on the aggregate unused amount of the 2025 Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

As of December 31, 2025, the Company had $1,100.0 million of 2026 Senior Notes which matured on February 16, 2026. The Company used the proceeds from the 2025 Term Facility to refinance the 2026 Senior Notes on a long-term basis and, accordingly, the Company continues to classify the debt as non-current in the Consolidated Balance Sheet as of December 31, 2025.

The Company plans to use cash generated from operations to fund its interest obligations and reduce the principal balance of its debt over time.

See Note 3 – Acquisitions and Divestitures, Note 6 – Receivables Securitization and Note 7 - Debt and Bank Credit Facilities of the Notes to the Consolidated Financial Statements for more information.

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

The following tables set forth financial information attributable to the Parent and the Guarantor Subsidiaries (collectively the “Obligor Group”). The financial information of the Obligor Group is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group which have been eliminated. The financial information of the Obligor Group excludes equity investments in, and equity income or loss from, subsidiaries that are not in the Obligor Group. Material amounts due from, due to, and transactions with Non-Guarantor Subsidiaries which are included in the summarized financial information of the Obligor Group are presented with each table.

The following table sets forth summarized balance sheet information of the Obligor Group as of December 31, 2025:

December 31, 2025
Total Current Assets	935.1
Goodwill	4,221.2
Intangible Assets, Net of Amortization	1,975.0
Other Noncurrent Assets	741.7
Total Noncurrent Assets	6,937.9
Total Current Liabilities	692.7
Long-Term Debt	4,732.0
Other Noncurrent Liabilities	3,462.5
Total Noncurrent Liabilities	8,194.5
Due from Non-Guarantor Subsidiaries	284.0
Due to Non-Guarantor Subsidiaries	2,952.4

The following table sets forth summarized income statement information of the Obligor Group for the year ended December 31, 2025:

Year Ended December 31, 2025
Net Sales	3,268.5
Gross Profit	1,266.0
Income from Operations	252.6
Interest Expense	447.4
Net Loss	(192.5)
Net Loss Attributable to Regal Rexnord Corporation	(192.5)
Net Sales to Non-Guarantor Subsidiaries	243.2
Interest Expense Due to Non-Guarantors	120.3

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

Cash Requirements for Other Financial Commitments

The following is a summary of our future estimated cash payments by period as of December 31, 2025:

Payments Due by Period (1)	Debt Including Estimated Interest Payments (2)	Operating Leases	Finance Leases	Pension and Other Post-Retirement Benefit Obligations	Purchase and Other Obligations	Total Contractual Obligations

Less than one year	$1,417.7	$47.6	$11.3	$19.8	$987.8	$2,484.2
1 - 3 years	1,832.9	63.8	22.0	6.6	—	1,925.3
3 - 5 years	1,271.1	31.6	19.1	6.0	—	1,327.8
More than 5 years	1,352.5	79.5	181.1	10.3	—	1,623.4
Total	$5,874.2	$222.5	$233.5	$42.7	$987.8	$7,360.7

(1) The timing and future spot prices affect the settlement values of our hedge obligations related to commodities and currency exchange rates. Accordingly, these obligations are not included above in the table of contractual obligations (See also Item 7A and Note 13 of the Notes to the Consolidated Financial Statements). The timing of settlement of our tax contingent liabilities cannot be reasonably determined and they are not included in the table above. Future pension obligation payments include contributions and benefit payments. Future pension contributions after 2025 are subject to revaluation based on changes in the benefit population and/or changes in the value of pension assets based on market conditions that are not determinable as of December 31, 2025.
(2) Excludes $850.0 million for the 2025 Term Facility as there was no amount outstanding as of December 31, 2025. The Company borrowed $850.0 million under the 2025 Term Facility on February 12, 2026.

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

For the 2025 annual goodwill test, the Company performed a quantitative assessment for five reporting units (four in the AMC segment and one in the IPS segment) and performed a qualitative assessment for all other reporting units. For the five reporting units we quantitatively tested, the discount rate used in the income approach was between 12.5% and 13.5%. Based on the results of quantitative test, the fair value of each reporting unit exceeded its carrying value and thus no goodwill impairments were recorded. The fair value exceeded carrying value by more than 10% for three of the five reporting units quantitatively tested. For each of the reporting units we qualitatively assessed in 2025, we concluded that it was more likely than not that the fair value exceeded the carrying value and thus a quantitative test was not necessary. There is inherent uncertainty included in the assumptions used in goodwill impairment testing and a change to any of the assumptions could lead to a future impairment, which could be material.

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

Other Disclosures

Dividends
Quarterly dividends declared by Regal Rexnord Corporation's Board of Directors during the year ended December 31, 2025 and for the first quarter of 2026 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share
First Quarter 2025	January 27, 2025	March 31, 2025	April 14, 2025	$0.35
Second Quarter 2025	April 28, 2025	June 30, 2025	July 14, 2025	$0.35
Third Quarter 2025	July 21, 2025	September 30, 2025	October 14, 2025	$0.35
Fourth Quarter 2025	October 22, 2025	December 31, 2025	January 14, 2026	$0.35
First Quarter 2026	January 26, 2026	March 31, 2026	April 14, 2026	$0.35

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short-term and long-term debt obligations used to finance our operations and acquisitions. As of December 31, 2025, we had $4,819.1 million of fixed rate debt and no variable rate debt. As of December 31, 2024, we had $4,794.8 million of fixed rate debt and $705.0 million of variable rate debt. We have utilized interest rate swaps to manage fluctuations in cash flows resulting from exposure to interest rate risk on forecasted variable rate interest payments. There are no outstanding interest rate swaps as of December 31, 2025.

We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. These swaps were terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps were recognized as a reduction to interest expense via the effective interest rate method through June 2025 when the related Term Facility was repaid. We entered into two additional forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million and scheduled expiration in March 2027. Upon inception, the swaps were designated as cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI. These swaps were terminated on June 30, 2025 in connection the repayment of the related Term Facility, resulting in cash proceeds and recognized gain of $3.1 million. The gain is recorded in Interest Expense on the Consolidated Statements of Income (Loss).

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

As of December 31, 2025, derivative currency assets (liabilities) of $11.2 million, $0.5 million, and $(2.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. As of December 31, 2024, derivative currency assets (liabilities) of $1.0 million, $0.0 million and $(13.6) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized gain on the effective portions of the hedges of $4.7 million net of tax and unrealized loss of $5.7 million net of tax, as of December 31, 2025 and December 31, 2024, respectively, are recorded in AOCI. As of December 31, 2025, we had $2.3 million, net of tax, of currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings. As of December 31, 2024, we had $2.5 million, net of tax, of currency losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US Dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on December 31, 2025 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Currency	Amount	Value	Counter Currency	Counter Currency
Euro	753.9	3.2	75.39	(75.39)
Mexican Peso	375.4	5.3	37.54	(37.54)
Chinese Renminbi	586.4	(0.8)	58.64	(58.64)
Indian Rupee	44.8	(0.2)	4.48	(4.48)
Canadian Dollar	147.3	1.2	14.73	(14.73)
Australian Dollar	6.1	0.1	0.61	(0.61)
British Pound	16.9	—	1.69	(1.69)

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

Derivative commodity assets (liabilities) of $9.5 million, $1.1 million, and $(0.4) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Other Accrued Expenses, respectively as of December 31, 2025. Derivative commodity assets (liabilities) of $0.1 million, $0.0 million and $(4.4) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Other Accrued Expenses, respectively as of December 31, 2024. The unrealized gain on the effective portion of the hedges of $7.8 million net of tax and unrealized loss of $3.2 million net of tax, as of December 31, 2025 and December 31, 2024, respectively, was recorded in AOCI. As of December 31, 2025 and December 31, 2024, we had $1.5 million of net of tax derivative commodity gains and $0.5 million of net of tax derivative commodity losses on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on December 31, 2025 (dollars in millions):

			Gain (Loss) From:
	Notional	Fair	10% Appreciation of	10% Depreciation of
Commodity	Amount	Value	Commodity Prices	Commodity Prices
Copper	$78.3	$10.2	$7.8	$(7.8)

Gains and losses indicated in the sensitivity analysis would be largely offset by the actual prices of the commodities.

The net AOCI balance related to hedging activities of a $16.3 million gain as of December 31, 2025 includes $15.2 million of net current deferred gains expected to be realized in the next twelve months.

Counterparty Risk

We are exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including our interest rate swap agreements, foreign currency exchange contracts and commodity hedging transactions. We manage exposure to counterparty credit risk by limiting our counterparties to major international banks and financial institutions meeting established credit guidelines and continually monitoring their compliance with the credit guidelines. We do not obtain collateral or other security to support financial instruments subject to credit risk. We do not anticipate non-performance by our counterparties but cannot provide assurances.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company's management concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective at the reasonable assurance level based on those criteria.
Our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Rexnord Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regal Rexnord Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill Valuation – Factory Automation Reporting Unit – Refer to Notes 2 and 4 to the Financial Statements

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
February 20, 2026
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Regal Rexnord Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Regal Rexnord Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 20, 2026

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in Millions, Except Per Share Data)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net Sales	$5,934.5	$6,033.8	$6,250.7
Cost of Sales	3,716.7	3,842.8	4,183.4
Gross Profit	2,217.8	2,191.0	2,067.3
Operating Expenses	1,532.5	1,552.5	1,545.2
Goodwill Impairment	—	—	57.3
Loss on Sale of Businesses	4.5	8.5	87.7
Total Operating Expenses	1,537.0	1,561.0	1,690.2
Income from Operations	680.8	630.0	377.1
Interest Expense	349.2	399.7	431.0
Interest Income	(23.7)	(18.8)	(43.6)
Other Expense (Income), Net	2.8	1.1	(8.7)
Income (Loss) before Taxes	352.5	248.0	(1.6)
Provision for Income Taxes	71.7	49.6	52.7
Net Income (Loss)	280.8	198.4	(54.3)
Less: Net Income Attributable to Noncontrolling Interests	1.3	2.2	3.1
Net Income (Loss) Attributable to Regal Rexnord Corporation	$279.5	$196.2	$(57.4)
Earnings (Loss) Per Share Attributable to Regal Rexnord Corporation:
Basic	$4.22	$2.96	$(0.87)
Assuming Dilution	$4.20	$2.94	$(0.87)
Weighted Average Number of Shares Outstanding:
Basic	66.3	66.4	66.3
Assuming Dilution	66.6	66.7	66.3
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For the Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
Net Income (Loss)		$280.8		$198.4		$(54.3)
Other Comprehensive Income (Loss) Net of Tax:
Translation:
Foreign Currency Translation Adjustments		345.4		(251.6)		69.4
Reclassification of Foreign Currency Translation Losses to Earnings (see Note 3 - Acquisitions and Divestitures)		—		121.3		—
Hedging Activities:
Increase (Decrease) in Fair Value of Hedging Activities	$22.0		$(14.1)		$21.4
Reclassification of Gains Included in Net Income (Loss)	(0.2)	21.8	(20.2)	(34.3)	(9.9)	11.5
Pension and Post Retirement Plans:
Decrease (Increase) in Prior Service Cost and Unrecognized Loss	1.2		3.7		(10.4)
Amortization of Prior Service Cost and Unrecognized (Gain) Loss Included in Net Periodic Pension Cost	(0.6)	0.6	(0.2)	3.5	(1.3)	(11.7)
Other Comprehensive Income (Loss)		367.8		(161.1)		69.2
Comprehensive Income		648.6		37.3		14.9
Less: Comprehensive Income Attributable to Noncontrolling Interest		1.8		1.4		2.6
Comprehensive Income Attributable to Regal Rexnord Corporation		$646.8		$35.9		$12.3
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Data)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$521.7	$393.5
Trade Receivables, Less Allowances of $10.5 Million in 2025 and $29.9 Million in 2024	524.2	842.8
Inventories	1,321.7	1,227.5
Prepaid Expenses and Other Current Assets	344.7	287.5
Total Current Assets	2,712.3	2,751.3
Net Property, Plant and Equipment	911.8	921.0
Operating Lease Assets	145.2	141.3
Goodwill	6,611.3	6,458.9
Intangible Assets, Net of Amortization	3,418.4	3,664.5
Deferred Income Tax Benefits	36.2	30.0
Other Noncurrent Assets	85.8	66.7
Total Assets	$13,921.0	$14,033.7

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$607.3	$542.8
Dividends Payable	23.2	23.2
Accrued Compensation and Benefits	205.5	191.3
Accrued Interest	84.0	84.0
Other Accrued Expenses	281.7	333.8
Current Operating Lease Liabilities	38.5	35.6
Current Maturities of Long-Term Debt	24.1	5.0
Total Current Liabilities	1,264.3	1,215.7
Long-Term Debt	4,764.6	5,452.7
Deferred Income Taxes	752.6	815.5
Pension and Other Post Retirement Benefits	106.0	109.5
Noncurrent Operating Lease Liabilities	114.0	114.1
Other Noncurrent Liabilities	66.2	59.0
Contingencies (See Note 12 - Contingencies)
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 Par Value, 150.0 Million Shares Authorized, 66.4 Million and 66.3 Million Shares Issued and Outstanding at December 31, 2025 and December 31, 2024, Respectively	0.7	0.7
Additional Paid-In Capital	4,688.5	4,658.0
Retained Earnings	2,230.3	2,043.8
Accumulated Other Comprehensive Loss	(75.4)	(442.7)
Total Regal Rexnord Corporation Shareholders' Equity	6,844.1	6,259.8
Noncontrolling Interests	9.2	7.4
Total Equity	6,853.3	6,267.2
Total Liabilities and Equity	$13,921.0	$14,033.7
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Except Per Share Data)

	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	$0.7	$4,609.6	$2,130.0	$(352.1)	$34.4	$6,422.6
Net (Loss) Income	—	—	(57.4)	—	3.1	(54.3)
Other Comprehensive Income (Loss)	—	—	—	69.7	(0.5)	69.2
Dividends Declared ($1.38 Per Share)	—	—	(92.8)	—	—	(92.8)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(9.6)	—	—	—	(9.6)
Share-Based Compensation	—	41.6	—	—	—	41.6
Replacement Equity-Based Awards Granted Upon Acquisition of the Rexnord PMC business	—	4.6	—	—	—	4.6
Dividends Declared to Noncontrolling Interests	—	—	—	—	(16.2)	(16.2)
Balance as of December 31, 2023	$0.7	$4,646.2	$1,979.8	$(282.4)	$20.8	$6,365.1
Net Income	—	—	196.2	—	2.2	198.4
Other Comprehensive Loss	—	—	—	(281.6)	(0.8)	(282.4)
Dividends Declared ($1.40 Per Share)	—	—	(93.0)	—	—	(93.0)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(12.2)	—	—	—	(12.2)
Repurchase of Common Stock	—	(10.8)	(39.2)	—	—	(50.0)
Businesses Divested	—	—	—	121.3	(11.5)	109.8
Share-Based Compensation	—	34.8	—	—	—	34.8
Dividends Declared to Noncontrolling Interests	—	—	—	—	(3.3)	(3.3)
Balance as of December 31, 2024	$0.7	$4,658.0	$2,043.8	$(442.7)	$7.4	$6,267.2
Net Income	—	—	279.5	—	1.3	280.8
Other Comprehensive Income	—	—	—	367.3	0.5	367.8
Dividends Declared ($1.40 Per Share)	—	—	(93.0)	—	—	(93.0)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(6.8)	—	—	—	(6.8)
Share-Based Compensation	—	37.3	—	—	—	37.3
Dividends Declared to Noncontrolling Interests	—	—	—	—	—	—
Balance as of December 31, 2025	$0.7	$4,688.5	$2,230.3	$(75.4)	$9.2	$6,853.3
See accompanying Notes to the Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$280.8	$198.4	$(54.3)
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	154.5	165.3	185.0
Amortization	346.1	346.5	307.8
Goodwill Impairment	—	—	57.3
Asset Impairments	—	4.0	7.8
Noncash Lease Expense	43.3	43.5	42.9
Share-Based Compensation Expense	37.3	34.8	58.2
Financing Fee Expense	14.0	13.1	32.8
Loss on Sale of Businesses	4.5	8.5	87.7
Gain on Sale of Assets	(2.6)	(3.1)	(0.6)
Benefit from Deferred Income Taxes	(97.2)	(152.3)	(115.3)
Other Non-Cash Changes	5.6	8.9	9.6
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	345.0	23.0	51.7
Inventories	(62.7)	23.9	262.6
Accounts Payable	45.1	(0.4)	(70.1)
Other Assets and Liabilities	(122.9)	(104.7)	(147.8)
Net Cash Provided by Operating Activities	990.8	609.4	715.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(97.7)	(109.5)	(119.1)
Business Acquisitions, Net of Cash Acquired	—	—	(4,870.2)
Proceeds Received from Sales of Property, Plant and Equipment	23.7	4.9	6.3
Proceeds Received from Sale of Businesses, Net of Cash Transferred	3.0	380.0	—
Net Cash (Used in) Provided by Investing Activities	(71.0)	275.4	(4,983.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,514.5	1,626.7	2,294.1
Repayments Under Revolving Credit Facility	(1,554.5)	(1,684.8)	(2,625.0)
Proceeds from Long-Term Borrowings	—	—	5,532.9
Repayments of Long-Term Borrowings	(669.4)	(880.2)	(826.3)
Proceeds from Short-Term Borrowings	—	—	58.0
Repayments of Short-Term Borrowings	—	—	(61.2)
Dividends Paid to Shareholders	(93.0)	(93.0)	(92.8)
Shares Surrendered for Taxes	(8.4)	(15.8)	(12.1)
Proceeds from the Exercise of Stock Options	2.0	4.9	3.3
Financing Fees Paid	(5.3)	(0.3)	(51.1)
Repurchase of Common Stock	—	(50.0)	—
Distributions to Noncontrolling Interests	—	(3.3)	(16.2)
Net Cash (Used in) Provided by Financing Activities	(814.1)	(1,095.8)	4,203.6
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	22.5	(30.8)	10.9
Net Increase (Decrease) in Cash and Cash Equivalents	128.2	(241.8)	(53.2)
Cash and Cash Equivalents at Beginning of Period	393.5	635.3	688.5
Cash and Cash Equivalents at End of Period	$521.7	$393.5	$635.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid For:
Interest	$312.1	$380.3	$319.6
Income Taxes	188.7	$177.1	$206.9
Noncash Transaction:
Right-of-use asset recognized during the period in exchange for finance lease obligation	26.8	3.9	0.6

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

For certain contracts, the Company recognizes revenue over time in proportion to costs incurred. These contracts generally represent a single distinct performance obligation due to the highly customized and interrelated nature of the underlying product provided to our customers. The pricing of products sold is generally supported by customer purchase orders, and accounts receivable collection is reasonably assured. Estimated discounts and rebates are recorded as a reduction of gross sales in the same period revenue is recognized. Product returns and credits are estimated and recorded at the time of shipment based upon historical experience. Shipping and handling costs are recorded as revenue when billed to the customers. The costs incurred from shipping are recorded in Cost of Sales and handling costs incurred in connection with selling and distribution activities are recorded in Operating Expenses.
The Company derives a significant portion of its revenues from several original equipment manufacturing ("OEM") customers. There were no customers that accounted for more than 10% of consolidated net sales in 2025, 2024 or 2023.
Nature of Goods and Services
The Company sells products with multiple applications as well as customized products that have a single application such as those manufactured for its OEM customers. Products include, but are not limited to, automation components and sub-systems, bearings, air moving systems, clutches and brakes, conveyor technologies, couplings, premium efficiency electric motors, electronic components, gearing, industrial powertrains, linear motion components, power transmission components, switchgear, transfer switches and controls, and miniature servo motors.
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
When Performance Obligations are Satisfied
For performance obligations related to substantially all of the Company's product sales, the Company determines that the customer obtains control upon shipment and recognizes revenue accordingly. Once a product has shipped, the customer is able to direct the use of and obtain substantially all of the remaining benefits from the asset. The Company considers control to have transferred upon shipment because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.
For certain contracts, the Company transfers control and recognizes revenue over time. We generally recognize revenue over time on contracts for which we are creating an asset with no alternative use and have an enforceable right to payment for performance completed to date. The Company satisfies its performance obligations over time and uses a cost-based input method to measure progress. In applying the cost-based method of revenue recognition, the Company uses actual costs incurred to date relative to the total estimated costs for the contract in conjunction with the customer's commitment to perform in determining the amount of revenue to recognize. The Company has determined that the cost-based input method provides a faithful depiction of the transfer of goods to the customer.

Payment Terms
The arrangement with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchased. Payment terms vary by customer but typically range from due upon delivery to 120 days after delivery. For contracts recognized at a point in time, revenue recognition and billing typically occur simultaneously. The Company generally has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money. For contracts recognized using the cost-based input method, the Company determines the contract asset or contract liability position at each reporting period. Contract assets relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets. Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized and are recorded in Other Accrued Expenses on the Consolidated Balance Sheets. The Company recorded contract assets and liabilities of $83.5 million and $34.5 million, respectively, as of December 31, 2025. Contract assets and contract liabilities were not material as of December 31, 2024.
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
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by geographical region for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively:

December 31, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$1,127.4	$1,736.9	$1,295.8	$4,160.1
Asia	109.4	165.6	167.7	442.7
Europe	372.6	495.8	134.6	1,003.0
Rest-of-World	80.4	195.8	52.5	328.7
Total	$1,689.8	$2,594.1	$1,650.6	$5,934.5

December 31, 2024	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
North America	$1,088.8	$1,734.9	$1,276.5	$79.4	$4,179.6
Asia	91.5	172.7	167.7	44.3	476.2
Europe	372.7	482.0	133.9	17.6	1,006.2
Rest-of-World	80.8	208.5	66.0	16.5	371.8
Total	$1,633.8	$2,598.1	$1,644.1	$157.8	$6,033.8

December 31, 2023	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
North America	$1,006.3	$1,636.1	$1,419.2	$274.6	$4,336.2
Asia	76.1	168.9	178.7	146.6	570.3
Europe	342.6	420.5	149.7	55.8	968.6
Rest-of-World	91.8	178.0	61.3	44.5	375.6
Total	$1,516.8	$2,403.5	$1,808.9	$521.5	$6,250.7

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2025, we estimated that approximately $955 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied), of which 21% and 79% is expected to be recognized in 2026 and 2027, respectively. Data center orders of $735 million are reflected in 2027. These amounts exclude revenue allocated to remaining performance obligations for contracts with original terms of 12 months or less.

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
Research, development and engineering costs are expensed as incurred. The costs are primarily recorded in Operating Expenses and were as follows for the years noted in the table below:

	December 31, 2025	December 31, 2024	December 31, 2023
Research, Development and Engineering Costs	$198.7	$176.4	$171.0

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

The Company has an accounts receivable securitization facility (the “Securitization Facility"). The Company accounts for receivables sold under the Securitization Facility as a sale of financial assets pursuant to ASC 860 “Transfers and Servicing” and derecognizes these receivables from its Consolidated Balance Sheets. See Note 6 - Receivables Securitization for more information.
Inventories
The following table presents approximate percentage distribution between major classes of inventories:

	December 31, 2025	December 31, 2024
Raw Material and Work in Process	63.4%	67.8%
Finished Goods and Purchased Parts	36.6%	32.2%

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

Property, plant and equipment by major classification was as follows:

	Useful Life (In Years)	December 31, 2025	December 31, 2024

Land and Improvements		$130.6	$134.5
Buildings and Improvements	3-50	434.8	387.2
Machinery, Equipment and Other	3-15	1,314.8	1,189.8
Property, Plant and Equipment		1,880.2	1,711.5
Less: Accumulated Depreciation		(968.4)	(790.5)
Net Property, Plant and Equipment		$911.8	$921.0

As of December 31, 2025 and December 31, 2024, $66.7 million and $44.7 million of ROU assets (as defined in Note 9 - Leases) were included in Net Property, Plant and Equipment, respectively.

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

When testing goodwill for impairment, companies have the option to first assess qualitative factors to determine whether a quantitative test is necessary. In performing qualitative assessments, the Company evaluates, among other things, actual and forecasted operating results, certain market factors, including discount rates and peer company EBITDA multiples, and the passing margin of prior quantitative tests. In performing quantitative tests, the Company uses a weighting of the market approach and the income approach (discounted cash flow method). In the market approach, the Company applies performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to each reporting unit's performance measure to estimate fair value. The key assumptions used in the discounted cash flow method used to estimate fair value include discount rates, revenue and EBITDA margin projections and terminal value rates because such assumptions are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined using market and industry cost of capital data, including the risk-free interest rate, as well as Company-specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant discount rate and long-term growth rates. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.

For the 2025 annual goodwill test, the Company performed a quantitative assessment for five reporting units (four in the AMC segment and one in the IPS segment) and performed a qualitative assessment for all other reporting units. For each of the five reporting units that were quantitatively tested, the fair value exceeded the carrying value and thus no goodwill impairments were recorded. For each of the reporting units qualitatively assessed, the Company concluded that it was more likely than not that the fair value exceeded the carrying value and thus a quantitative test was not necessary. In 2024 the Company performed a quantitative assessment to evaluate goodwill for two reporting units in the AMC segment and performed a qualitative assessment for all other reporting units. For each of the two reporting units that were quantitatively tested, the fair value exceeded the carrying value and thus no goodwill impairments were recorded. For each of the reporting units qualitatively assessed, the Company concluded that it was more likely than not that the fair value exceeded the carrying value and thus a quantitative test was not necessary. For the 2023 annual goodwill test, the Company performed a quantitative test for all the reporting units and no goodwill impairments were recorded.

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
See Note 4 - Goodwill and Intangible Assets for more information.
Intangible Assets
Intangible assets with finite lives are amortized over their estimated useful lives using the straight line method. The Company evaluates amortizing intangibles whenever events or circumstances have occurred that indicate carrying values may not be recoverable. If an indicator is present, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If such estimated future cash flows are less than carrying value, an impairment would be recognized. There was no impairment of intangible assets during 2025, 2024 or 2023.
Long-Lived Assets Impairment
The Company evaluates the recoverability of the carrying amount of property, plant and equipment assets (collectively, "long-lived assets") whenever events or changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. Factors that could trigger an impairment review include a significant decrease in the market value of an asset or significant negative economic trends. For long-lived assets, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the primary asset to estimate recoverability of the asset group. If the asset is not recoverable, the asset is written down to fair value. In 2025, the Company did not have asset impairments. In 2024 and 2023, the Company recorded asset impairments of $4.0 million and $7.8 million, respectively, which were related to assets held for sale. In 2025, 2024, and 2023, the Company recorded a loss on sale of businesses of $4.5 million, $8.5 million and $87.7 million, respectively, which were primarily related to the sale of immaterial operations in 2025 and the sale of the industrial motors and generators businesses in 2024 and 2023.

Earnings (Loss) Per Share
Diluted earnings per share is computed based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of dilutive securities. Share based compensation awards for common shares where the exercise price was above the market price have been excluded from the calculation of the effect of dilutive securities shown below; the amount of these shares were 0.3 million in 2025, 0.3 million in 2024 and 0.4 million in 2023. The following table reconciles the basic and diluted shares used in earnings (loss) per share calculations for the years ended:

	2025	2024	2023
Denominator for Basic Earnings Per Share	66.3	66.4	66.3
Effect of Dilutive Securities(1)	0.3	0.3	—
Denominator for Diluted Earnings Per Share	66.6	66.7	66.3
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

Uncertainty exists regarding tax positions taken in previously filed tax returns which remain subject to examination, along with positions expected to be taken in future returns. The Company provides for unrecognized tax benefits, based on the technical merits, when it is more likely than not that an uncertain tax position will not be sustained upon examination. Adjustments are made to the uncertain tax positions when facts and circumstances change, such as the closing of a tax audit; changes in applicable tax laws, including tax case rulings and legislative guidance; or expiration of the applicable statute of limitations. The Company recognizes interest and penalties related to unrecognized tax benefits in Provision for Income Taxes in the Consolidated Statements of Income (Loss). See Note 11 – Income Taxes for more information.

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

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and pension and post retirement liability adjustments are included in Shareholders' Equity under AOCI. The following table presents changes in AOCI by component:

	Year Ended
December 31, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(5.5)	$(21.5)	$(415.7)	$(442.7)
Other Comprehensive Income (Loss) before Reclassifications	28.9	1.3	344.9	375.1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(0.2)	(0.7)	—	(0.9)
Tax Impact	(6.9)	—	—	(6.9)
Net Current Period Other Comprehensive Income	21.8	0.6	344.9	367.3
Ending Balance	16.3	(20.9)	(70.8)	(75.4)

December 30, 2024	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$28.8	$(25.0)	$(286.2)	$(282.4)
Other Comprehensive Income (Loss) before Reclassifications	(18.6)	4.9	(250.8)	(264.5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(26.6)	(0.3)	121.3	94.4
Tax Impact	10.9	(1.1)	—	9.8
Net Current Period Other Comprehensive Income (Loss)	(34.3)	3.5	(129.5)	(160.3)
Ending Balance	(5.5)	(21.5)	(415.7)	(442.7)

December 30, 2023	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$17.3	$(13.3)	$(356.1)	$(352.1)
Other Comprehensive Income (Loss) before Reclassifications	28.2	(13.7)	69.9	84.4
Amounts Reclassified from Accumulated Other Comprehensive Loss	(13.0)	(1.7)	—	(14.7)
Tax Impact	(3.7)	3.7	—	—
Net Current Period Other Comprehensive Income (Loss)	11.5	(11.7)	69.9	69.7
Ending Balance	28.8	(25.0)	(286.2)	(282.4)

Legal Claims and Contingent Liabilities
The Company is subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty and will only be resolved when one or more future events occur or fail to occur. Management conducts regular reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Company records expenses and liabilities when the Company believes that an obligation of the Company or a subsidiary on a specific matter is probable and there is a basis to reasonably estimate the value of the obligation. Such assessments inherently involve an exercise in judgment. This methodology is used for legal claims that are filed against the Company or a subsidiary from time to time. The uncertainty that is associated with such matters frequently requires adjustments to the liabilities previously recorded. See Note 12 – Contingencies for more information.

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

Supplier Finance Program
The Company's supplier finance program with Bank of America (the "Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The following information presents changes to the Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, during the year ended December 31, 2025:

Balance as of December 31, 2024	$41.0
Plus: Obligations Added	173.0
Less: Obligations Settled	172.0
Balance as of December 31, 2025	$42.0

New Accounting Standards

New Accounting Standards Adopted
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires consistent categories and greater disaggregation of information in the rate reconciliation, income taxes paid disaggregated by jurisdiction and certain other amendments. The new guidance became effective for annual periods beginning after December 15, 2024. The Company adopted this new accounting guidance on a prospective basis for the year ended December 31, 2025. Refer to Note 11 - Income Taxes.

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

The Company estimated the fair value of net assets acquired based on information available during the measurement period and, as of March 31, 2024, the valuation process to determine the fair values of the net assets acquired during the measurement period was complete. The fair value of the assets acquired and liabilities assumed were as follows:

As of March 31, 2024

Cash and Cash Equivalents	$259.1
Trade Receivables	256.6
Inventories	387.0
Prepaid Expenses and Other Current Assets	32.4
Property, Plant and Equipment	402.5
Intangible Assets(2)	2,142.0
Deferred Income Tax Benefits	0.8
Operating Lease Assets	46.8
Other Noncurrent Assets	12.7
Accounts Payable	(183.3)
Accrued Compensation and Benefits	(66.0)
Other Accrued Expenses(1)	(145.3)
Current Operating Lease Liabilities	(12.3)
Current Maturities of Long-Term Debt	(0.4)
Long-Term Debt	(25.3)
Deferred Income Taxes	(525.1)
Pension and Other Post Retirement Benefits	(19.8)
Noncurrent Operating Lease Liabilities	(29.0)
Other Noncurrent Liabilities	(8.3)
Total Identifiable Net Assets	2,525.1
Goodwill	2,609.5
Purchase price	$5,134.6

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

Transaction and Integration Costs
The Company incurred transaction and integration-related costs in connection with the Altra Transaction of approximately $23.5 million during the year ended December 31, 2024, which includes legal, professional service and integration costs associated with the Altra Transaction. During the year ended December 31, 2023 the Company incurred $86.9 million of costs related to the Altra Transaction, which includes legal and professional services and certain employee compensation costs, including severance and retention. These costs were recognized as Operating Expenses in the Company's Consolidated Statements of Income (Loss).

The Company also incurred $15.7 million of share-based compensation expense during the first quarter of 2023 related to the accelerated vesting of awards for certain former Altra employees. See Note 10 – Shareholders' Equity for additional information.

Unaudited Pro Forma Information
The following unaudited supplemental pro forma financial information presents the Company's financial results for the year ended December 31, 2023 as if the Altra Transaction had occurred on January 2, 2022, the first day of the Company's year ended December 31, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional interest expense on transaction related borrowings less interest income earned on the investment of proceeds from borrowings prior to the close of the Altra Transaction, (iii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iv) transaction costs and other one-time non-recurring costs, including share-based compensation expense related to the accelerated vesting of awards for certain former Altra employees, which reduced expenses by $102.6 million for the year ended December 31, 2023, (v) additional cost of sales related to the inventory valuation and lease ROU assets valuation adjustments which reduced expenses by $54.5 million for the year ended December 31, 2023 and (vi) the estimated income tax effect on the pro forma adjustments.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the Altra Transaction been completed as of the date indicated or the results that may be obtained in the future.

For the Year Ended December 31, 2023
Net Sales	$6,701.8
Net Income Attributable to Regal Rexnord Corporation	$50.1
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$0.76
Assuming Dilution	$0.75

(4) Goodwill and Intangible Assets
Goodwill
The following information presents changes to goodwill during the periods indicated:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Balance as of December 31, 2023	$2,052.2	$3,747.0	$753.9	$6,553.1
Acquisitions	0.7	(5.8)	—	(5.1)
Translation and Other	(40.4)	(44.0)	(4.7)	(89.1)
Balance as of December 31, 2024	$2,012.5	$3,697.2	$749.2	$6,458.9

Translation and Other	66.2	78.2	8.0	152.4
Balance as of December 31, 2025	$2,078.7	$3,775.4	$757.2	$6,611.3
Cumulative Goodwill Impairment Charges	$5.1	$18.1	$200.4	$223.6

Intangible Assets
Intangible assets consist of the following:

		December 31, 2025			December 31, 2024
	Weighted Average Amortization Period (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,993.6	$1,188.7	$2,804.9	$3,892.8	$915.1	$2,977.7
Technology	13	300.2	131.5	168.7	293.0	109.0	184.0
Trademarks	10	719.1	274.3	444.8	692.3	189.4	502.9
Total Intangibles		$5,012.9	$1,594.5	$3,418.4	$4,878.1	$1,213.5	$3,664.6
While the Company believes its customer relationships are long-term in nature, the Company's contractual customer relationships are generally short-term. Useful lives are established at acquisition based on historical attrition rates.
Amortization expense was $346.1 million in 2025, $346.5 million in 2024 and $307.8 million in 2023.

The following table presents estimated future amortization expense:

Year	Estimated Amortization
2026	$342.2
2027	342.2
2028	336.6
2029	329.5
2030	327.4

(5) Segment Information
The Company's operations are organized and managed based on similar product offerings and end markets in the following three reportable segments: Automation & Motion Control ("AMC"), Industrial Powertrain Solutions ("IPS") and Power Efficiency Solutions ("PES").

The AMC segment designs, produces and services conveyor products, conveying automation subsystems, aerospace components, precision motion control solutions, high-efficiency miniature servo motors, controls, drives and linear actuators, as well as power management products that include automatic transfer switches, paralleling switchgear, and customized modular electric pod solutions ("E-Pods") that comprise relevant power and thermal management content. The segment sells into markets that include discrete factory automation, food and beverage, aerospace, general industrial, medical and data center.

The IPS segment designs, produces and services a broad portfolio of highly-engineered transmission products, including mounted and unmounted bearings, couplings, mechanical power transmission drives and components, gearboxes and gear motors, clutches, brakes, and industrial powertrain components and solutions. Increasingly, the segment produces industrial powertrain solutions, which are integrated sub-systems comprised of Regal Rexnord motors plus the critical power transmission components that efficiently transmit motion using power generated by the motor to various industrial applications. The segment serves a broad range of markets that include general industrial, metals and mining, energy, discrete automation and commercial HVAC.

The PES segment designs and produces fractional to approximately 5 horsepower AC and DC motors, electronic variable speed controls, electronic drives, fans and blowers, as well as integrated air moving subsystems comprised of two or more of these components. The segment's products are used in residential and commercial HVAC, and in a wide range of general commercial applications.
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

The following sets forth certain financial information attributable to the Company's operating segments for the year ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Eliminations	Total
December 31, 2025
Total Sales	$1,702.1	$2,608.4	$1,652.0	$—	$(28.0)	$5,934.5
Intersegment Sales	12.3	14.3	1.4	—	(28.0)	—
Net Sales(1)	1,689.8	2,594.1	1,650.6	—	—	5,934.5
Adjusted Cost of Sales(2)	1,075.7	1,503.5	1,163.6	—		3,742.8
Adjusted Engineering, Selling and Administration Expenses(3)	365.5	521.1	265.3	—		1,151.9
Other Segment Items(4)	114.7	232.0	12.3	—		359.0
Income from Operations	133.9	337.5	209.4	—	—	680.8
Interest Expense						349.2
Interest Income						(23.7)
Other Expense, Net						2.8
Income before Taxes						352.5
Other Supplemental Disclosures
Amortization	137.6	202.7	5.8	—	—	346.1
Depreciation	48.8	69.7	36.0	—		154.5
Other significant noncash items:
Asset Impairment	—	—	—	—	—	—
Loss on Sale of Businesses	—	4.5	—	—	—	4.5
Capital Expenditures	33.6	45.1	19.0	—	—	97.7

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Eliminations	Total
December 31, 2024
Total Sales	$1,652.8	$2,614.1	$1,656.5	$158.3	$(47.9)	$6,033.8
Intersegment Sales	19.0	16.0	12.4	0.5	(47.9)	—
Net Sales(1)	1,633.8	2,598.1	1,644.1	157.8	—	6,033.8
Adjusted Cost of Sales(2)	1,024.5	1,541.5	1,171.4	118.4		3,855.8
Adjusted Engineering, Selling and Administration Expenses(3)	342.9	483.1	273.2	29.0		1,128.2
Other Segment Items(4)	122.0	250.8	36.9	10.1		419.8
Income from Operations	144.4	322.7	162.6	0.3	—	630.0
Interest Expense						399.7
Interest Income						(18.8)
Other Expense, Net						1.1
Income before Taxes						248.0
Other Supplemental Disclosures
Amortization	137.1	201.5	7.7	0.2	—	346.5
Depreciation	47.2	80.7	37.0	0.4		165.3
Other significant noncash items:
Asset Impairments	1.8	1.1	1.1	—	—	4.0
Loss on Sale of Businesses	1.1	1.7	1.4	4.3	—	8.5
Capital Expenditures	29.9	50.3	25.0	4.3	—	109.5

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Eliminations	Total
December 31, 2023
Total Sales	$1,537.7	$2,418.4	$1,826.6	$524.1	$(56.1)	$6,250.7
Intersegment Sales	20.9	14.9	17.7	2.6	(56.1)	—
Net Sales(1)	1,516.8	2,403.5	1,808.9	521.5	—	6,250.7
Adjusted Cost of Sales(2)	950.7	1,516.9	1,293.4	414.1	—	4,175.1
Adjusted Engineering, Selling and Administration Expenses(3)	291.1	433.2	279.5	84.8	—	1,088.6
Other Segment Items(4)	136.0	301.6	18.6	153.7	—	609.9
Income (Loss) from Operations	139.0	151.8	217.4	(131.1)	—	377.1
Interest Expense						431.0
Interest Income						(43.6)
Other Income, Net						(8.7)
Loss before Taxes						(1.6)
Other Supplemental Disclosures
Amortization	117.2	181.4	8.3	0.9	—	307.8
Depreciation	41.0	91.8	43.0	9.2	—	185.0
Other significant noncash items:
Goodwill Impairment	—	—	—	57.3	—	57.3
Asset Impairments	3.4	2.5	1.5	0.4	—	7.8
Loss on Sale of Businesses	—	—	—	87.7	—	87.7
Capital Expenditures	34.6	41.3	35.0	8.2	—	119.1

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

The following table presents total identifiable assets attributable to the Company's operating segments as of December 31, 2025 and December 31, 2024:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Identifiable Assets as of December 31, 2025	$4,598.6	$7,389.1	$1,933.3	$13,921.0
Identifiable Assets as of December 31, 2024	4,642.4	7,528.8	1,862.5	14,033.7

The following sets forth net sales by country in which the Company operates for 2025, 2024 and 2023, respectively:

	Net Sales
	2025	2024	2023
US	$3,727.0	$3,644.0	$3,840.4
China	313.8	323.1	403.6
Rest of the World	1,893.7	2,066.7	2,006.7
Total	$5,934.5	$6,033.8	$6,250.7

US net sales for 2025, 2024 and 2023 represented 62.8%, 60.4% and 61.4% of total net sales, respectively. China net sales for 2025, 2024 and 2023 represented 5.3%, 5.4%, and 6.5% of total net sales, respectively. No other individual foreign country represented a material portion of total net sales for any of the years presented.

The following sets forth net property, plant and equipment by country in which the Company operates for 2025 and 2024, respectively:

	Net Property, Plant and Equipment
	2025	2024
US	$386.7	$411.9
Mexico	167.3	154.2
Germany	100.2	92.7
China	51.0	50.9
Rest of the World	206.6	211.3
Total	$911.8	$921.0

No other individual foreign country represented a material portion of net property, plant and equipment for any of the years presented.

(6) Receivables Securitization
On June 30, 2025, Regal Rexnord Receivables Finance LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of the Company (“SPE”), entered into a one-year $400.0 million accounts receivable securitization facility (the “Securitization Facility”) with PNC Bank National Association, Wells Fargo Bank, N.A., and Truist Bank (the “Purchasers”). The Securitization Facility can be renewed each year for another year with agreement between the SPE and the Purchasers. Under the Securitization Facility, certain US subsidiaries of the Company (the “Originators”) transfer their accounts receivable (the “Receivables”) to the SPE, who in turn sells certain of the Receivables (the “Sold Receivables”) to the Purchasers. The Originators will service the Receivables on behalf of the Purchasers but have no continuing involvement with the Sold Receivables.

Transfers of the Sold Receivables from the SPE to the Purchasers are accounted for as a sale of financial assets, resulting in derecognition of the Sold Receivables from the Company’s Consolidated Financial Statements. These sales are priced at the face value of the Sold Receivables less a fair market value discount, resulting in a loss on the Sold Receivables recorded in Operating Expenses in the Consolidated Statements of Income (Loss). The Sold Receivables are no longer available to satisfy creditors of any Originator in the event of bankruptcy. The SPE also retains certain Receivables as collateral to the Purchasers as a guarantee of cash collections on the Sold Receivables (the “Collateral”), which is recorded in Trade Receivables, Less Allowances in the Consolidated Balance Sheets.

The Securitization Facility is structured on a revolving basis under which the Purchasers reinvest the cash collections in the Securitization Facility and purchase additional Receivables.

As of December 31, 2025, the total value of accounts receivable sold from the SPE to the Purchasers under the Securitization Facility and derecognized from the Consolidated Balance Sheets was $372.5 million. This resulted in cash received of $372.5 million, which is reflected in Net Cash Provided by Operating Activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2025, the Company sold accounts receivable of $1,665.7 million to the Purchasers under the Securitization Facility. Cash collections for the year ended December 31, 2025 on receivables sold to the Purchasers were $1,293.2 million. As of December 31, 2025 unsold accounts receivable of $64.6 million were pledged by the SPE as collateral to the Purchasers.

The Company incurred charges of $9.4 million associated with the Securitization Facility for the year ended December 31, 2025, which were reflected in Operating Expenses in the Consolidated Statements of Income (Loss).

(7) Debt and Bank Credit Facilities
The Company's indebtedness as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
Senior Notes	$4,700.0	$4,700.0
Term Facility	—	665.0
Multicurrency Revolving Facility	—	40.0
Altra Notes	18.1	18.1
Finance Leases	93.8	70.1
Other	7.2	6.6
Less: Debt Issuance Costs	(30.4)	(42.1)
Total	4,788.7	5,457.7
Less: Current Maturities	24.1	5.0
Non-Current Portion	$4,764.6	$5,452.7

Credit Agreement
On March 28, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders named therein, which was subsequently amended on November 17, 2022 and November 30, 2022. The Credit Agreement provides for an unsecured term loan facility of $1,390.0 million (the "Term Facility") and an unsecured revolving loan of $1,570.0 million (the "Multicurrency Revolving Facility"). The Company repaid the outstanding Term Loan amount of $665.0 million in 2025.

On November 21, 2025, Regal Rexnord Corporation entered into a Third Amended and Restated Credit Agreement (the “2025 Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein. The 2025 Credit Agreement amends and restates in its entirety the 2022 Credit Agreement and consists of the following:

i.an unsecured Delayed Draw Term Loan in an aggregate principal amount of up to $850.0 million, maturing on February 21, 2029 (“2025 Term Facility”) and,
ii.an unsecured revolving line of credit in Dollars or various other currencies in an aggregate principal amount of up to $1,500.0 million, maturing on November 21, 2030 (“2025 Revolving Facility”).

There was no amount outstanding under the 2025 Term Facility as of December 31, 2025. The Company borrowed $850.0 million under the 2025 Term Facility on February 12, 2026 and used the proceeds to refinance the 2026 Senior Notes.

Per the terms of the 2025 Credit Agreement, prepayments can be made without penalty. Borrowings under the 2025 Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing (SOFR or an alternative base rate for US Dollar borrowings) or at an alternative base rate, in each case, plus an applicable margin.

As of December 31, 2025 the Company had no standby letters of credit issued under the 2025 Revolving Facility and $1,500.0 million of available borrowing capacity. The average daily balance in borrowings under the Multicurrency Revolving Facility was $80.6 million and $72.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. The average daily balance in borrowings under the 2025 Revolving Facility was $20.6 million for the year ended December 31, 2025. The Company paid a non-use fee of 0.15% as of December 31, 2025 on the aggregate unused amount of the 2025 Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

Weighted average interest rates on the Term Facility, Multicurrency Revolving Facility and the 2025 Revolving Facility are as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Term Facility	6.2%	7.0%
Multicurrency Revolving Facility	6.1%	7.0%
2025 Revolving Facility	5.2%	0.0%

Senior Notes

On January 24, 2023, the Company issued $1,100.0 million aggregate principal amount of its 6.05% senior notes due 2026 (the “2026 Senior Notes”), $1,250.0 million aggregate principal amount of its 6.05% senior notes due 2028 (the “2028 Senior Notes”), $1,100.0 million aggregate principal amount of its 6.30% senior notes due 2030 (the “2030 Senior Notes”) and $1,250.0 million aggregate principal amount of its 6.40% senior notes due 2033 (the “2033 Senior Notes” and, together with the 2026 Senior Notes, 2028 Senior Notes and 2030 Senior Notes, collectively, the “Senior Notes”). The 2026 Senior Notes matured on February 15, 2026 and were refinanced with the proceeds from the 2025 Term Facility. The 2028 Senior Notes are scheduled to mature on April 15, 2028, the 2030 Senior Notes are scheduled to mature on February 15, 2030, and the 2033 Senior Notes are scheduled to mature on April 15, 2033.

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

Prior to the consummation of the Altra Transaction, the Company used a portion of the proceeds to repay the outstanding borrowings under the Multicurrency Revolving Facility in January 2023 and invested the remaining net proceeds of approximately $3,600.0 million in interest bearing accounts. The Company recognized $29.4 million in Interest Income from the investment in interest bearing accounts prior to the close of the Altra Transaction.

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

The Senior Notes are included in Long-Term Debt on the Consolidated Balance Sheet as of December 31, 2025.

Altra Notes

On March 27, 2023, in connection with the Altra Transaction, the Company assumed $18.1 million aggregate principal amount of 6.125% senior notes due 2026 (the “Altra Notes”).

The Altra Notes will mature on October 1, 2026 and are presented in Current Maturities of Long-Term Debt in the Consolidated Balance Sheets. The Altra Notes may be redeemed at the option of the issuer on or after October 1, 2023. The Notes are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries.

Compliance with Financial Covenants

The 2025 Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of December 31, 2025.

Finance Leases

See Note 9 - Leases for the weighted average discount rate associated with the Company's finance leases in 2025 and 2024.

Other Disclosures

The fair value of the Senior Notes is based on rates for instruments with comparable maturities and credit quality, which is considered a Level 2 fair value measurement (see also Note 14 – Fair Value). The approximate fair value of the Senior Notes was $4,903.4 million and $4,795.2 million as of December 31, 2025 and December 31, 2024, respectively, compared to a carrying value of $4,700.0 million as of December 31, 2025 and December 31, 2024. The Company believes that the fair value of all other debt instruments approximates their carrying value.

Maturities of long-term debt outstanding as of December 31, 2025, excluding debt issuance costs, are as follows:

Year	Amount of Maturity
2026	$1,124.1
2027	5.1
2028	1,261.3
2029	3.8
2030	1,103.9
Thereafter	1,320.9
Total	$4,819.1
Included in the 2026 amount above is $1,100.0 million of the 2026 Senior Notes which were contractually due in February 2026. However, the 2026 Senior Notes are included in Long-Term Debt on the Consolidated Balance Sheet as of December 31, 2025 as they were refinanced with the proceeds from the 2025 Term Facility in February 2026.

(8) Retirement Plans
Retirement Plans
The Company sponsors pension and other post-retirement benefit plans for certain associates. Most of the Company's associates are accumulating retirement income benefits through defined contribution plans. The majority of the Company's defined benefit pension plans covering the Company's domestic associates have been closed to new associates and frozen for existing associates, however certain employees continue to earn benefits. Certain foreign associates are covered by government sponsored plans in the countries in which they are employed.
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

The Company's target allocation, target return and actual weighted-average asset allocation by asset category are as follows:

	Target		Actual Allocation
	Allocation	Return	2025	2024
Equity Investments	20.3%	5.3 - 7.0%	15.2%	15.6%
Fixed Income	65.5%	3.8 - 7.8%	67.4%	70.3%
Other	14.2%	2.8% - 7.8%	17.4%	14.1%
Total	100.0%	5.8%	100.0%	100.0%

During 2025, the Company maintained its dynamic de-risking investment strategy designed to allow the plans to attain and/or maintain fully funded status levels while reducing volatility, in order to further increase the overall fixed income portfolio to meet allocation targets in such a manner that its interest rate sensitivity correlates highly with that of the liabilities of the plans while other asset classes are intended to provide additional return with associated higher levels of risk. This strategy is designed to result in improved funding levels and less required contributions over time. Allocation targets have been established to fit this strategy in response to increased funded ratio thresholds along a glidepath. The long-term rate of return assumptions consider historic returns and volatilities adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The following table presents a reconciliation of the funded status of the defined benefit pension plans:

	2025	2024
Change in Projected Benefit Obligation:
Obligation at Beginning of Period	$450.0	$483.1
Service Cost	3.1	2.0
Interest Cost	22.5	21.3
Actuarial (Gain) Loss	0.9	(25.8)
Benefits Paid	(35.2)	(34.3)
Settlements	(0.3)	(0.7)
Curtailments	(0.4)	—
Transfers	0.2	—
Foreign Currency Translation	12.1	(8.3)
Other Events	—	13.8
Divestitures	—	(1.1)
Obligation at End of Period	$452.9	$450.0
Change in Fair Value of Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$345.1	$367.7
Actual Return on Plan Assets	21.7	(1.9)
Employer Contributions	15.5	16.6
Benefits Paid	(35.2)	(34.3)
Settlements	(0.3)	(0.7)
Foreign Currency Translation	5.0	(3.3)
Other Events	—	2.1
Divestitures	—	(1.1)
Fair Value of Plan Assets at End of Period	$351.8	$345.1
Funded Status	$(101.1)	$(104.9)

The actuarial loss for 2025 was not material. The actuarial gain for 2024 was primarily due to an increase in discount rates.
The funded status as of December 31, 2025 included domestic plans of $(47.4) million and international plans of $(53.7) million. The funded status as of December 31, 2024 included domestic plans of $(52.4) million and international plans of $(52.5) million.
Funded Status and Expense
The Company recognized the funded status of its defined benefit pension plans on the Consolidated Balance Sheets as follows:

	2025	2024
Other Noncurrent Assets	$6.1	$5.3
Accrued Compensation and Benefits	(8.1)	(7.6)
Pension and Other Post Retirement Benefits (a)	(99.1)	(102.6)
Total	$(101.1)	$(104.9)
(a) Excludes post-retirement health care plans included on the Consolidated Balance Sheets

Amounts Recognized in Accumulated Other Comprehensive Loss
Net Actuarial Loss	$32.4	$32.0
Prior Service Cost	0.2	0.3
Total	$32.6	$32.3

The accumulated benefit obligation for all defined benefit pension plans was $441.3 million and $438.7 million as of December 31, 2025 and December 31, 2024, respectively.

Defined pension plans with accumulated and projected benefit obligations in excess of plan assets as of December 31, 2025 and December 31, 2024 were as follows:

	2025	2024
Projected Benefit Obligation	$417.7	$415.1
Accumulated Benefit Obligation	410.4	408.5
Fair Value of Plan Assets	310.5	304.9

The following weighted average assumptions were used to determine the projected benefit obligation as of December 31, 2025 and December 31, 2024, respectively:

	2025	2024
Discount Rate	5.2%	5.4%

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

Certain of the Company's defined benefit pension plan obligations are based on years of service rather than on projected compensation percentage increases. For those plans that use compensation increases in the calculation of benefit obligations and net periodic pension cost, the Company used an assumed rate of compensation increase of 3.0% and 3.0% for the years ended December 31, 2025 and December 31, 2024, respectively.

Net periodic pension benefit cost (income) and net actuarial gain and prior service cost recognized in OCI for the defined benefit pension plans were as follows:

	2025	2024	2023
Service Cost	$3.1	$2.0	$2.1
Interest Cost	22.5	21.3	22.8
Expected Return on Plan Assets	(18.6)	(20.0)	(27.1)
Amortization of Net Actuarial Gain	(0.7)	(0.2)	(1.8)
Amortization of Prior Service Cost	0.1	0.1	0.1
Curtailment (Benefit) Expense	(0.3)	—	0.2
Net Periodic Benefit Cost	$6.1	$3.2	$(3.7)

Change in Obligations Recognized in OCI, Net of Tax
Prior Service Cost	$0.4	$0.1	$0.1
Net Actuarial Gain	(0.1)	(3.7)	(14.4)
Total Recognized in OCI	$0.3	$(3.6)	$(14.3)

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Expense (Income), Net on the Company's Consolidated Statements of Income (Loss).
The amortization of any prior service cost or unrecognized actuarial gain or loss (to the extent it exceeds a corridor) is determined using a straight-line amortization. The amortization period used is the average remaining service period or the average remaining life expectancy of the associates expected to receive benefits under the plans, depending on the composition of the plan population.

The following weighted average assumptions were used to determine net periodic pension cost for 2025, 2024 and 2023, respectively.

	2025	2024	2023
Discount Rate	5.4%	4.7%	5.2%
Expected Long-Term Rate of Return on Assets	5.4%	5.1%	6.6%

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

Pension assets by type and level are as follows:

	December 31, 2025
	Total	Level 1	Level 3
Cash and Cash Equivalents	$4.4	$4.4	$—
Mutual Funds:
International Equity Funds	6.4	6.4	—
Fixed Income Funds	10.8	10.8	—
Other	6.3	1.1	5.2
Insurance Contracts	21.8	—	21.8
	$49.7	$22.7	$27.0
Investments Measured at Net Asset Value	302.1
Total	$351.8

	December 31, 2024
	Total	Level 1	Level 3
Cash and Cash Equivalents	$4.3	$4.3	$—
Mutual Funds:
International Equity Funds	6.0	6.0	—
Fixed Income Funds	10.2	10.2	—
Other	5.1	1.0	4.1
Insurance Contracts	21.1	—	21.1
	$46.7	$21.5	$25.2
Investments Measured at Net Asset Value	298.4
Total	$345.1

The Company had no assets classified within Level 2 of the hierarchy as of December 31, 2025 and December 31, 2024.

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of December 31, 2025 and December 31, 2024:

	2025	2024
Common Collective Trust Funds	$302.1	$298.4

The 2025 and 2024 common collective trust funds are investments in the following portfolios:
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
•Mercer Long Duration Passive Fixed Income Portfolio - seeks to match the total return of the Bloomberg US Long Government Bond Index.

The 2025 and 2024 common collective trust funds are available for immediate redemption.

The table below sets forth a summary of changes in the Company's Level 3 assets in its pension plan investments as of December 31, 2025 and December 31, 2024:

	2025			2024
	Other	Insurance Contracts	Total	Other	Insurance Contracts	Total
Beginning balance	$4.1	$21.1	$25.2	$4.3	$23.7	$28.0
Acquisition	—	—	—	—	—	—
Net Sales	—	(0.3)	(0.3)	—	(0.3)	(0.3)
Net Gains (Losses)	0.5	(1.7)	(1.2)	0.1	(0.8)	(0.7)
Translation	0.6	2.7	3.3	(0.3)	(1.5)	(1.8)
Ending balance	$5.2	$21.8	$27.0	$4.1	$21.1	$25.2

The Company made contributions to its defined benefit pension plans of $15.5 million and $16.6 million for the years ended December 31, 2025 and December 31, 2024.

The Company estimates that in 2026 it will make contributions in the amount of $18.7 million to fund its defined benefit pension plans.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Expected Payments
2026	$40.1
2027	37.3
2028	37.5
2029	37.1
2030	36.9
2031-2035	176.7

Post-Retirement Health Care Plans

The Company's other post-retirement health care plans were not material during 2025 and 2024.
Defined Contribution Plans
Company contributions to domestic defined contribution plans totaled $21.7 million, $29.5 million and $24.3 million in 2025, 2024 and 2023, respectively. Company contributions to non-US defined contribution plans were $11.8 million, $14.0 million and $15.7 million in 2025, 2024 and 2023, respectively.

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

Operating leases are included in the following asset and liability accounts on the Company's Consolidated Balance Sheets: Operating Lease Assets, Current Operating Lease Liabilities, and Noncurrent Operating Lease Liabilities. ROU assets and liabilities arising from finance leases are included in the following asset and liability accounts on the Company's Consolidated Balance Sheets: Net Property, Plant and Equipment (see Note 2 - Accounting Policies), Current Maturities of Long-Term Debt and Long-Term Debt (see Note 7 - Debt and Bank Credit Facilities).

Short-term and variable lease expense was immaterial. The components of lease expense were as follows:

	2025	2024	2023
Operating Lease Cost	$54.4	$55.1	$56.1
Finance Lease Cost:
Amortization of ROU Assets	4.8	3.6	3.2
Interest on Lease Liabilities	5.0	3.6	3.7
Total Lease Expense	$64.2	$62.3	$63.0

Maturity of lease liabilities as of December 31, 2025 were as follows:

	Operating Leases	Finance Leases	Total
2026	$47.6	$11.3	$58.9
2027	37.8	11.5	49.3
2028	26.0	10.5	36.5
2029	17.2	9.8	27.0
2030	14.4	9.3	23.7
Thereafter	79.5	181.1	260.6
Total Lease Payments	$222.5	$233.5	$456
Less: Interest	(70.0)	(139.7)	(209.7)
Present Value of Lease Liabilities	$152.5	$93.8	$246.3

Other information related to leases was as follows:

Supplemental Cash Flow Information:	2025	2024	2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows - Operating Leases	$51.7	$51.4	$56.2
Operating Cash Flows - Finance Leases	5.0	3.6	3.7
Financing Cash Flows - Finance Leases	4.4	3.9	3.3
Leased Assets Obtained in Exchange for New Finance Lease Liabilities	26.8	3.9	0.6
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	35.1	22.8	115.7
Weighted Average Remaining Lease Term (Years)
Operating Leases	7.5 years	7.3 years	7.2 years
Finance Leases	19.2 years	14.8 years	16.1 years
Weighted Average Discount Rate
Operating Leases	7.9%	8.1%	8.1%
Finance Leases	8.9%	5.2%	5.2%
The Company had no material operating or finance leases that have been entered into but not yet commenced as of December 31, 2025.

(10) Shareholders' Equity
Repurchase of Common Stock

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date. In 2024, the Company acquired and retired 332,439 shares of its common stock at an average cost of $150.42 per share for a total cost of $50.0 million. The Company did not acquire any shares of its common stock in 2025 or 2023.

Based on share repurchase activity since the most recent authorization, as of December 31, 2025, the maximum value of shares of the Company’s common stock available to be purchased under the Company's share repurchase program was approximately $145.0 million.

Share-Based Compensation
The Company recognized approximately $37.3 million, $34.8 million and $58.2 million in share-based compensation expense in 2025, 2024 and 2023, respectively. In connection with the Altra Transaction, the Company incurred $15.7 million of share-based compensation expense during the first quarter of 2023 related to the accelerated vesting of awards for certain former Altra employees. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for share-based compensation expense was $4.2 million, $4.8 million and $10.5 million in 2025, 2024 and 2023, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award. The total fair value of shares and options vested was $37.5 million, $46.2 million and $35.4 million in 2025, 2024 and 2023, respectively.

Total unrecognized compensation cost related to share-based compensation awards was approximately $37.5 million, which the Company expects to recognize over a weighted average period of approximately 1.5 years as of December 31, 2025.

During 2023, the Company's shareholders approved the 2023 Equity Incentive Plan ("2023 Plan"). The 2023 Plan authorized the issuance of 5.6 million shares of common stock for equity-based awards and terminated any further grants under prior equity plans. Approximately 4.5 million shares were available for future grant or payment under the 2023 Plan as of December 31, 2025.

Options and Stock Appreciation Rights

The Company uses several forms of share-based incentive awards including non-qualified stock options and stock settled stock appreciation rights (“SARs”). SARs are the right to receive stock in an amount equal to the appreciation in value of a share of stock over the base price per share. Shares granted generally vest over three years on the anniversary date of the grant date. Generally all grants expire 10 years from the grant date. All grants are made at prices equal to the fair market value of the stock on the grant date. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, expired and canceled shares were immaterial.

The table below presents share-based compensation activity for 2025, 2024 and 2023:

	2025	2024	2023
Total Intrinsic Value of Share-Based Incentive Awards Exercised	$7.2	$22.0	$6.2
Cash Received from Stock Option Exercises	2.0	4.9	2.5
Income Tax Benefit from the Exercise of Stock Options	5.8	21.2	5.3
Total Fair Value of Share-Based Incentive Awards Vested	8.3	13.4	10.9

There were no options or SARs granted in 2025. The weighted average assumptions used in the Company's Black-Scholes valuation related to grants for options and SARs in 2024 and 2023 were as follows:

	2024	2023
Per Share Weighted Average Fair Value of Grants	$62.85	$54.20
Risk-Free Interest Rate	4.3%	4.1%
Expected Life (Years)	5.0	5.0
Expected Volatility	38.0%	35.8%
Expected Dividend Yield	0.8%	0.9%

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

Following is a summary of share-based incentive plan activity (options and SARs) for 2025:

Number of Shares Under Options and SARs	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	628,494	$116.90
Exercised	(110,758)	77.15
Forfeited	(12,288)	162.14
Outstanding as of December 31, 2025	505,448	$124.58	5.1	$12.4
Exercisable as of December 31, 2025	418,480	$116.77	4.8	$12.3

Compensation expense recognized related to options and SARs was $3.2 million, $5.1 million and $7.4 million for 2025, 2024 and 2023, respectively.

As of December 31, 2025, there was $2.0 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized as a charge to earnings over a weighted average period of 0.7 years.

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

Following is the summary of RSAs activity for 2025:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSAs as of December 31, 2024	1,991	$136.77	1.9
Vested	(934)	136.77
Unvested RSAs as of December 31, 2025	1,057	$136.77	1.4

There were no RSA grants in 2025 and 2024. The weighted average grant date fair value of awards granted was $134.71 in 2023.

Other than RSAs that were issued to replace equity awards held by employees of Altra at the time of the Altra acquisition in the prior year, RSAs vest on the one year anniversary of the grant date, provided the holder of the shares is continuously employed by or in the service of the Company until the vesting date. Compensation expense recognized related to the RSAs was $0.1 million, $0.9 million and $2.3 million for 2025, 2024 and 2023, respectively.

As of December 31, 2025, there was $0.1 million of unrecognized compensation cost related to non-vested RSAs that is expected to be recognized as a charge to earnings over a weighted average period of 1.4 years.

Following is the summary of RSUs activity for 2025:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested RSUs as of December 31, 2024	242,173	$154.79	1.8
Granted	216,773	133.95
Vested	(108,542)	153.18
Forfeited	(44,253)	143.54
Unvested RSUs as of December 31, 2025	306,151	$142.41	1.7

The weighted average grant date fair value of awards granted was $133.95, $165.10 and $141.89 in 2025, 2024 and 2023, respectively.

Other than RSUs that were issued to replace equity awards held by employees of Altra at the time of the Altra acquisition in the prior year, RSUs vest one third each year on the anniversary of the grant date, provided the holder of the shares is continuously employed by the Company until the vesting date. Compensation expense recognized related to the RSUs was $19.8 million, $17.3 million and $24.7 million for 2025, 2024 and 2023, respectively.

As of December 31, 2025, there was $20.9 million of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized as a charge to earnings over a weighted average period of 1.7 years.

Performance Share Units

Performance share unit awards ("PSUs") consist of the right to shares of the Company's stock awarded to associates of the Company. PSUs vest upon the approval of metric achievement in the first quarter after the conclusion of the three year overall performance period. PSUs are granted at a performance target of 100%. The 2025 PSUs include three performance metrics that are equally weighted: relative Total Shareholder Return (“rTSR”) as compared to the S&P 900 Industrials index, Return on Invested Capital, and Synergy Achievement. The payout for each performance metric ranges from 0% to 200%. The 2025 PSUs also include a revenue multiplier based on the Company's revenue growth over a three-year period from 2025 through 2027, which allows for up to a maximum 300% total payout. PSUs issued in 2024 had a performance metric based on rTSR, as compared to the S&P 900 Industrials index. PSUs issued in 2023 had a performance metric based on rTSR, as compared to a designated peer group.

The portion of PSUs with a performance metric using rTSR are valued using a Monte Carlo simulation method as of the grant date because it contains a market condition. The portion of PSUs with performance metrics based on Return on Invested Capital and Synergy Achievement are valued using the closing market price of the Company's stock as of the grant date. As set forth in the individual grant agreements, acceleration of prorated vesting may occur under a change of control, approved retirement, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued.

The assumptions used in the Company's Monte Carlo simulation related to grants for PSUs were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Risk-free interest rate	4.2%	4.5%	4.4%
Expected life (years)	3.0	3.0	3.0
Expected volatility	38.0%	36.0%	41.0%
Expected dividend yield	—%	—%	—%

Following is the summary of PSUs activity for 2025:

	Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Term (years)
Unvested PSUs as of December 31, 2024	142,086	$229.60	1.8
Granted	108,770	139.54
Vested	(33,691)	150.85
Forfeited	(18,434)	182.24
Unvested PSUs as of December 31, 2025	198,731	$194.65	1.3

The weighted average grant date fair value of awards granted was $139.54, $254.05 and $235.77 in 2025, 2024 and 2023, respectively.

Compensation expense recognized related to PSUs was $14.2 million, $11.5 million and $8.1 million for 2025, 2024 and 2023, respectively. Total unrecognized compensation expense for all PSUs granted as of December 31, 2025 was $14.5 million and it is expected to be recognized as a charge to earnings over a weighted average period of 1.3 years.

(11) Income Taxes
Income (loss) before taxes consisted of the following:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
US	$(72.5)	$(169.2)	$(389.5)
Foreign	425.0	417.2	387.9
Total	$352.5	$248.0	$(1.6)

The provision for income taxes is summarized as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Current
US Federal	$34.5	$45.9	$39.6
US State	7.5	10.0	6.4
Foreign	126.9	146.0	122.0
	$168.9	$201.9	$168.0
Deferred
US Federal	$(56.0)	$(89.6)	$(84.3)
US State	(7.2)	(15.3)	(9.4)
Foreign	(34.0)	(47.4)	(21.6)
	$(97.2)	$(152.3)	$(115.3)
Total
US Federal	$(21.5)	$(43.7)	$(44.7)
US State	0.3	(5.3)	(3.0)
Foreign	92.9	98.6	100.4
Total	$71.7	$49.6	$52.7

A reconciliation of the federal statutory expense (benefit) and the income tax expense reflected in the Consolidated Statements of Income (Loss) follows:

	For the Year Ended December 31, 2025
	Amount	Percent
US federal statutory income tax rate	$74.0	21.0%
Domestic federal
Tax credits	(14.3)	(4.1)%
Cross-border tax laws
Foreign Inclusions	14.6	4.1%
Other	(9.3)	(2.6)%
Other	0.9	0.3%
Foreign tax effects	5.0	1.4%
Other	0.8	0.2%
Total	$71.7	20.3%

The Company has not presented separately in the table above the income tax expense or benefit associated with domestic federal nontaxable or nondeductible items, state taxes, changes in unrecognized tax benefits, and changes in valuation allowance as they are not material.

	For the Year Ended
	December 31, 2024	December 31, 2023
Federal Statutory Expense (Benefit)	$52.1	$(0.4)
State Income Taxes, Net of Federal Benefit	(3.2)	(8.6)
Effect of Impairments and Divestitures	21.2	35.0
Foreign Rate Differential	(8.3)	(10.8)
Research and Development Credit	(8.7)	(8.7)
Valuation Allowance	(6.6)	4.3
Tax on Repatriation	5.3	25.8
Transaction Costs	—	6.9
US Tax on Foreign Operations	(6.6)	14.2
Deferred Tax Remeasurement	(1.1)	3.4
Other	5.5	(8.4)
Income Tax Expense	$49.6	$52.7

Deferred taxes arise primarily from differences in amounts reported for tax and financial statement purposes. The Company's net deferred tax liability was $716.4 million as of December 31, 2025, classified on the Consolidated Balance Sheets as a net non-current deferred income tax asset of $36.2 million and a net non-current deferred income tax liability of $752.6 million. As of December 31, 2024, the Company's net deferred tax liability was $785.5 million classified on the Consolidated Balance Sheets as a net non-current deferred income tax asset of $30.0 million and a net non-current deferred income tax liability of $815.5 million.

The components of this net deferred tax liability are as follows:

	December 31, 2025	December 31, 2024
Accrued Benefits	$59.9	$53.1
Bad Debt Allowances	5.3	7.4
Warranty Accruals	6.4	7.6
Derivative Instruments	—	2.6
Inventory	36.3	33.7
Tax Loss Carryforward	12.4	14.8
Operating Lease Liability	60.3	56.5
Deferred Interest	116.2	92.6
Other	53.1	35.0
Deferred Tax Assets before Valuation Allowance	349.9	303.3
Valuation Allowance	(20.8)	(8.3)
Total Deferred Tax Assets	329.1	295.0
Property Related	(81.4)	(83.3)
Intangible Items	(891.4)	(936.4)
Accrued Liabilities	(17.0)	(11.8)
Derivative Instruments	(5.5)	—
Operating Lease Asset	(50.2)	(49.0)
Deferred Tax Liabilities	(1,045.5)	(1,080.5)
Net Deferred Tax Liability	$(716.4)	$(785.5)

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Unrecognized Tax Benefits, December 31, 2022	$5.7
Gross Increases from Current Period Tax Positions	0.3
Gross Increases from Acquisitions	3.8
Lapse of Statute of Limitations	(1.3)
Unrecognized Tax Benefits, December 31, 2023	$8.5
Gross Increases from Current Period Tax Positions	0.8
Acquisition Measurement Period Adjustment	(2.8)
Lapse of Statute of Limitations	(2.3)
Unrecognized Tax Benefits, December 31, 2024	$4.2
Gross Increases from Current Period Tax Positions	1.5
Lapse of Statute of Limitations	(1.5)
Unrecognized Tax Benefits, December 31, 2025	$4.2

Unrecognized tax benefits as of December 31, 2025, December 31, 2024, and December 31, 2023 were $4.2 million, $4.2 million and $8.5 million, all of which would impact the effective income tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in Provision for Income Taxes in the Consolidated Statements of Income (Loss). During 2025, 2024 and 2023, the Company recognized approximately $(0.2) million, $(0.3) million and $(0.1) million of net interest income related to unrecognized tax benefits, respectively. The Company had approximately $0.5 million and $0.7 million of accrued interest related to unrecognized tax benefits as of December 31, 2025 and December 31, 2024, respectively.

The components of income taxes paid for 2025 are as follows:

For the Year Ended December 31, 2025
US Federal	$25.8
US State and Local	7.4
Foreign
Canada	17.8
China	19.7
Germany	18.2
India	19.8
Mexico	19.1
Netherlands	10.7
Switzerland	11.5
Other	38.7
Total Foreign	155.5
Total	$188.7

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The US Internal Revenue Service is currently conducting an audit of the Company's 2022 income tax return. No material deficiencies have been assessed related to ongoing audits as of December 31, 2025. With few exceptions, the Company is no longer subject to US federal and state/local income tax examinations by tax authorities for years prior to 2022, and the Company is no longer subject to non-US income tax examinations by tax authorities for years prior to 2021.

As of December 31, 2025 and December 31, 2024 the Company had approximately $12.4 million and $14.8 million, respectively, of tax effected net operating losses in various jurisdictions. Of the $12.4 million as of December 31, 2025, $5.1 million expires over a period of 10 to 30 years and $7.3 million does not expire.

Valuation allowances totaling $20.8 million and $8.3 million as of December 31, 2025 and December 31, 2024, respectively, have been established for deferred income tax assets primarily related to certain US and foreign carryforward balances that may not be realized. Realization of the net deferred income tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more-likely-than-not that the net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could change in the near term if future taxable income during the carryforward period fluctuates.

The Company continues to treat approximately $263.2 million of earnings from certain foreign entities as permanently reinvested and has not recorded a deferred tax liability for the local withholding taxes of approximately $21.1 million on those earnings.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into US law, which contains a broad range of tax reform provisions, including domestic research and development cost expensing, extension of 100% bonus depreciation, limitations on interest expense deductions and revisions to international tax regimes. The Company has completed its evaluation of the financial impacts of the OBBBA, which did not result in a material effect on our annual effective tax rate or cash flows for the year ended December 31, 2025. The Company does not currently anticipate OBBBA having a material effect on our annual effective tax rate or cash flows in future years.

(12) Contingencies
The Company is party to litigation and other legal or regulatory proceedings that arise in the normal course of the Company's business operations, the outcomes of which are subject to significant uncertainty, including product warranty and liability claims, contract disputes and environmental, asbestos, intellectual property, employment and other matters. The Company’s products are used in a variety of industrial, commercial and residential applications that subject the Company to claims that the use of its products is alleged to have resulted in injury, death or other damage. Many of these matters will only be resolved when one or more future events occur or fail to occur. Management conducts regular reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies, and such assessment inherently involves an exercise in judgment. The Company accrues for exposures to the extent that losses are deemed probable and are reasonably estimable. The Company does not currently believe that the outcome of any of these proceedings individually or collectively will have a material effect on the Company's financial position, results of operations or its cash flows.

The Company is subject to federal, state and local environmental protection laws and regulations with respect to our business operations and is operating in compliance with, or taking action aimed at helping ensure compliance with, these laws and regulations. The Company’s threshold for disclosing environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1 million.

The most significant legal proceedings involving the Company are described below.

One of the Company's subsidiaries acquired in 2007 is subject to numerous claims filed in various jurisdictions relating to certain sub-fractional motors that were primarily manufactured through 2004 and that were included as components of residential and commercial ventilation units manufactured and sold in high volumes by a third party. These ventilation units are subject to product safety requirements and other potential regulation of their performance by government agencies such as the US Consumer Product Safety Commission (“CPSC”). The claims generally allege that the ventilation units were the cause of fires. The Company has recorded an estimated liability for incurred claims. Based on the current facts, the Company cannot assure that these claims, individually or in the aggregate, will not have a material adverse effect on its subsidiary's financial condition. The Company's subsidiary cannot reasonably predict the outcome of these claims, the nature or extent of any CPSC or other remedial actions, if any, that the Company's subsidiary may need to undertake with respect to motors that remain in the field, or the costs that may be incurred, some of which could be significant.

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for 2025 and 2024:

	December 31, 2025	December 31, 2024
Beginning Balance	$33.4	$34.5
Less: Payments	28.8	21.9
Provisions	22.2	21.5
Translation Adjustments	3.8	(0.7)
Ending Balance	$30.6	$33.4

These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Consolidated Balance Sheets.

(13) Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed using derivative instruments are commodity price risk, currency exchange risk, and interest rate risk. Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps have been utilized to manage interest rate risk associated with the Company's floating rate borrowings. There are no outstanding interest rate swaps as of December 31, 2025.

The Company is exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including its commodity hedging transactions and foreign currency exchange contracts. Exposure to counterparty credit risk is managed by limiting counterparties to major international banks and financial institutions meeting established credit guidelines and continually monitoring their compliance with the credit guidelines. The Company does not obtain collateral or other security to support financial instruments subject to credit risk. The Company does not anticipate non-performance by its counterparties but cannot provide assurances.
The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of December 31, 2025 or December 31, 2024.

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

As of December 31, 2025 and December 31, 2024, the Company had $3.8 million and $(0.8) million, net of tax, of derivative gains and losses, respectively, on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.
The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through June 2027. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	December 31, 2025	December 31, 2024

Copper	$78.3	$41.7

The Company has currency forward contracts with maturities extending through June 2027. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	December 31, 2025	December 31, 2024

Euro	$753.9	$1,221.5
Mexican Peso	375.4	233.2
Chinese Renminbi	586.4	359.5
Indian Rupee	44.8	23.0
Canadian Dollar	147.3	52.2
Australian Dollar	6.1	—
British Pound	16.9	6.1

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million, which were terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps were recognized as a reduction of interest expense via the effective interest rate method through June 2025 when the balances under the related Term Facility were repaid. The Company entered into two additional receive variable/pay-fixed forward starting non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million and scheduled expiration in March 2027. These swaps were terminated on June 30, 2025 in connection with the repayment of the related Term Facility, resulting in cash proceeds and a recognized gain of $3.1 million, which is recorded in Interest Expense on the Consolidated Statements of Income (Loss).

Fair values of derivative instruments as of December 31, 2025 and December 31, 2024 were:

	December 31, 2025
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Currency Contracts	$6.0	$0.5	$0.3
Commodity Contracts	9.5	1.1	0.4
Not Designated as Hedging Instruments:
Currency Contracts	5.2	—	2.6
Total Derivatives	$20.7	$1.6	$3.3

	December 31, 2024
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Interest Rate Swap Contracts	$—	$5.5	$—
Currency Contracts	0.1	—	8.0
Commodity Contracts	0.1	—	4.4
Not Designated as Hedging Instruments:
Currency Contracts	0.9	—	5.6
Total Derivatives	$1.1	$5.5	$18.0

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income for 2025, 2024 and 2023 were:

	2025
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$16.5	$14.8	$(2.4)	$28.9
Amounts Reclassified from Other Comprehensive Income (Loss) Gain:
Loss Recognized in Cost of Sales	(0.6)	(5.3)	—	(5.9)
Gain Recognized in Interest Expense	—	—	6.1	6.1

	2024
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Loss	$(4.5)	$(14.3)	$0.2	$(18.6)
Amounts Reclassified from Other Comprehensive Income (Loss):
(Loss) Gain Recognized in Cost of Sales	(1.3)	22.3	—	21.0
Gain Recognized in Interest Expense	—	—	5.6	5.6

	2023
			Interest
	Commodity	Currency	Rate
	Forwards	Forwards	Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Loss	$(0.5)	$31.2	$(2.5)	$28.2
Amounts Reclassified from Other Comprehensive Income (Loss):
(Loss) Gain Recognized in Cost of Sales	(13.6)	20.8	—	7.2
Gain Recognized in Interest Expense	—	—	5.9	5.9

The ineffective portion of hedging instruments recognized was immaterial for all periods presented.

Derivatives Not Designated as Cash Flow Hedging Instruments

The effect of derivative instruments not designated as cash flow hedges on the Consolidated Statements of Income (Loss) for 2025, 2024 and 2023 were:

	2025
	Commodity Forwards	Currency Forwards	Total
Gain (Loss) recognized in Operating Expenses	$—	$10.8	$10.8

	2024
	Commodity Forwards	Currency Forwards	Total
Gain recognized in Operating Expenses	$—	$4.6	$4.6

	2023
	Commodity Forwards	Currency Forwards	Total
Gain recognized in Cost of Sales	$0.3	$—	$0.3
Loss recognized in Operating Expenses	—	(17.8)	(17.8)

The AOCI balance related to hedging activities consists of a $16.3 million gain net of tax as of December 31, 2025 which includes $15.2 million of net current deferred gain expected to be reclassified to the Consolidated Statements of Income (Loss) in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur, except for the recognized gain related to the termination of the interest rate swaps on June 30, 2025.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis for the periods ended December 31, 2025 and December 31, 2024.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	December 31, 2025
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$22.3	$(2.2)	$20.1
Liabilities	3.3	(2.2)	1.1

	December 31, 2024
	Gross Amounts as Presented in the Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$6.6	$(1.1)	$5.5
Liabilities	18.0	(1.1)	16.9

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
The fair values of cash equivalents and short-term deposits approximate their carrying values as of December 31, 2025 and December 31, 2024, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of December 31, 2025 and December 31, 2024.

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
			Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$11.2	$1.0	Level 2
Derivative Commodity Contracts	9.5	0.1	Level 2
Other Noncurrent Assets:
Interest Rate Swap	—	5.5	Level 2
Assets Held in Rabbi Trust	16.8	14.6	Level 1
Derivative Currency Contracts	0.5	—	Level 2
Derivative Commodity Contracts	1.1	—	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	2.9	13.6	Level 2
Derivative Commodity Contracts	0.4	4.4	Level 2

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

(15) Restructuring Activities
The Company incurred restructuring and restructuring-related costs on projects during 2025, 2024 and 2023. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for 2025 and 2024:

	December 31, 2025	December 31, 2024
Beginning Balance	$16.3	$29.1
Provision(1)	24.5	41.3
Less: Payments	32.1	54.1
Ending Balance	$8.7	$16.3
(1) Excludes equipment related write-offs and restructuring related depreciation adjustments

The following is a reconciliation of expenses by type for the restructuring projects in 2025, 2024 and 2023:

	2025			2024			2023
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Severance Expense	$6.0	$11.7	$17.7	$11.2	$14.7	$25.9	$12.1	$15.2	$27.3
Facility Related Costs	4.9	2.9	7.8	7.8	1.5	9.3	25.5	0.3	25.8
Other Expenses	0.6	0.2	0.8	6.5	2.4	8.9	7.8	0.6	8.4
Total Restructuring Costs	$11.5	$14.8	$26.3	$25.5	$18.6	$44.1	$45.4	$16.1	$61.5

The following table shows the allocation of Restructuring Expenses by segment for 2025, 2024 and 2023:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Industrial Systems	Total
Restructuring Expenses - 2025	$3.0	$20.1	$3.2	$—	$26.3
Restructuring Expenses - 2024	$10.1	$21.7	$11.3	$1.0	$44.1
Restructuring Expenses - 2023	$3.2	$27.0	$30.4	$0.9	$61.5

The Company expects to record aggregate future charges of approximately $27.0 million in 2026. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(d) and 15(e) under the Exchange Act) as of the end of the year ended December 31, 2025. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025 to ensure that (a) information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the sections titled “Proposal 1: Election of Directors,” “Board of Directors,” "Other Matters-Delinquent Section 16(a) Reports" and “Stock Ownership” in the 2026 Proxy Statement is incorporated by reference herein. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.
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

ITEM 11 - EXECUTIVE COMPENSATION
The information in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” “Director Compensation,” and "Compensation Committee Interlocks and Insider Participation" in the 2026 Proxy Statement is incorporated by reference herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the section titled “Stock Ownership” in the 2026 Proxy Statement is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2025.

	Number of Securities to be Issued upon the Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the column 1)
Equity Compensation Plans Approved by Security Holders	505,448	$124.58	4,460,338
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	505,448		4,460,338
(1) Represents options to purchase our common stock and stock-settled appreciation rights granted under our 2013 Equity Incentive Plan, 2018 Equity Incentive Plan and 2023 Equity Incentive Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information in the section titled “Board of Directors” in the 2026 Proxy Statement is incorporated by reference herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in the section titled “Proposal 4: Ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2026” in the 2026 Proxy Statement is incorporated by reference herein.

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:
(i)         Financial Statements (Item 8):
Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Statements of Income (Loss) for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024
Consolidated Statements of Equity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
Notes to the Consolidated Financial Statements
(ii)        Financial Statement Schedule:
Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(iii)         Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of October 26, 2022, by and among Regal Rexnord Corporation, Aspen Sub, Inc. and Altra Industrial Motion Corp. [Incorporated by reference to Exhibit 2.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on October 27, 2022]

2.2
Agreement and Plan of Merger, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly known as Rexnord Corporation), Land Newco, Inc., Regal Rexnord Corporation and Phoenix 2021, Inc. [Incorporated by reference to Exhibit 2.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

3.1
Amended and Restated Articles of Incorporation of Regal Rexnord Corporation, effective July 26, 2024 [Incorporated by reference to Exhibit 3.1 to Regal Rexnord Corporation's Form 8-K, filed on July 30, 2024]

3.2
Amended and Restated Bylaws of Regal Rexnord Corporation, effective July 22, 2025 [Incorporated by reference to Exhibit 3.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on July 25, 2025]

4.1
Second Amended and Restated Credit Agreement, dated as of March 28, 2022, among Regal Rexnord Corporation, Land Newco, Inc., the other subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 31, 2022]

4.2
First Amendment, dated as of November 17, 2022, to the Second Amended and Restated Credit Agreement, dated as of March 28, 2022 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on November 17, 2022]

4.3
Third Amended and Restated Credit Agreement, dated as of November 21, 2025 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on November 25, 2025]

4.4
Assumption Agreement, dated as of November 30, 2022, to the Second Amended and Restated Credit Agreement, dated as of March 28, 2022 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on December 1, 2022]

4.5
Note Purchase Agreement, dated April 7, 2022, among Regal Rexnord Corporation and each of the Purchasers signatory thereto [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on April 11, 2022]+

4.6
First Amendment to Note Purchase Agreement, dated as of December 21, 2022, by and among Regal Rexnord Corporation and each of the Purchasers signatory thereto [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on December 23, 2022]+

4.7
Indenture, dated January 24, 2023, between Regal Rexnord Corporation, the Guarantors (as defined therein) and U.S. Bank Trust Company, National Association, as trustee, including the Form of Note attached as an exhibit thereto [Incorporated by reference to Exhibits 4.1 and 4.2 to Regal Rexnord Corporation's Current Report on Form 8-K filed on January 24, 2023]

4.8
Supplemental Indenture, dated March 27, 2023, by and among Regal Rexnord Corporation, the Additional Guarantors and U.S. Bank Trust Company, National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on March 27, 2023]

4.9
Registration Rights Agreement, dated January 24, 2023, between Regal Rexnord Corporation, the Regal Guarantors (as defined therein) and J.P. Morgan Securities LLC as representative of the several initial purchasers listed in Schedule 1 to the purchase agreement relating to the Notes [Incorporated by reference to Exhibit 4.3 to Regal Rexnord Corporation's Current Report on Form 8-K filed on January 24, 2023]

4.10
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 [Incorporated by reference to Exhibit 4.5 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.1*
Executive Employment Agreement, dated as of March 12, 2019, between Regal Rexnord Corporation and Louis V. Pinkham [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on March 14, 2019]

10.2*
First Amendment, dated November 3, 2023, to the Executive Employment Agreement, dated March 12, 2019, between Louis V. Pinkham and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on November 7, 2023]

10.3*
Transition Agreement and General Release of Claims between the Company and Louis V. Pinkham, dated October 27, 2025 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation's Current Report on Form 8-K filed on October 31, 2025]

10.4*
Regal Rexnord Corporation Executive Severance Policy, effective November 3, 2023 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on November 7, 2023]

10.5*
Regal Rexnord Corporation Amended and Restated Supplemental Retirement Plan, as amended and restated effective October 24, 2024 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on October 24, 2024]

10.6*
Regal Rexnord Corporation Supplemental Defined Contribution Retirement Plan [Incorporated by reference to Exhibit 10.6 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on February 26, 2020]

10.7*
Regal Rexnord Corporation Supplemental Employee Retirement Plan For Salary Level 27 & 30 Employees, (n/k/a Regal Beloit Restoration Supplemental Employee Retirement Plan) [Incorporated by reference to Exhibit 10.7 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on February 26, 2020]

10.8*
Target Supplemental Retirement Plan for designated Officers and Key Employees, as amended and restated [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation's Current Report on Form 8-K filed on November 2, 2010]

10.9*
Form of Participation Agreement for Target Supplemental Retirement Plan [Incorporated by reference to Exhibit 10.14 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on February 26, 2020]

10.10*
Regal Beloit America, Inc. Pension Plan, as amended and restated effective January 1, 2017, and subsequent amendments [Incorporated by reference to Exhibit 10.10 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.11*
Regal Rexnord Corporation 2013 Equity Incentive Plan [Incorporated by reference to Appendix A to Regal Rexnord Corporation’s definitive proxy statement on Schedule 14A for the Regal Rexnord Corporation 2013 annual meeting of shareholders held April 29, 2013]

10.12*
Form of Stock Appreciation Rights Award Agreement under the Regal Rexnord Corporation 2013 Equity Incentive Plan [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on May 2, 2013]

10.13*
Regal Rexnord Corporation 2018 Equity Incentive Plan, as amended and restated effective October 4, 2021 [Incorporated by reference to Exhibit 10.20 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.14*
Form of Stock Appreciation Rights Award Agreement (Stock Settled) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.23 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on February 24, 2023]

10.15*
Form of Restricted Stock Unit Award Agreement (Stock Settled) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.24 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on February 24, 2023]

10.16*
Form of Restricted Stock Award Agreement (Amended to Include Dividend Equivalent Units) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.24 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.17*
Form of Performance Share Unit Award Agreement (Total Shareholder Return) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.28 to Regal Rexnord Corporation’s Annual Report on Form 10-K filed on February 24, 2023]

10.18*
Form of Restricted Stock Unit Award Agreement (Stock Settled – Replacement to Zurn RSU Award) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.27 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.19*
Form of Restricted Stock Unit Award Agreement (Stock Settled – Replacement to Zurn PSU Award) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.28 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.20*
Form of Non-Qualified Stock Option Award Agreement (Replacement to Zurn Option Award – Non-US) under the Regal Rexnord Corporation 2018 Equity Incentive Plan [Incorporated by reference to Exhibit 10.31 to Regal Rexnord Corporation's Annual Report on Form 10-K filed on March 2, 2022]

10.21
Separation and Distribution Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.22
Tax Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.23
Employee Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.3 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.24
Intellectual Property Matters Agreement, dated as of February 15, 2021, by and among Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.4 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

10.25
Real Estate Matters Agreement, dated as of February 15, 2021, by and among Rexnord Corporation Zurn Water Solutions Corporation (formerly Rexnord Corporation), Land Newco, Inc. and Regal Rexnord Corporation [Incorporated by reference to Exhibit 10.5 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on February 19, 2021]

1026*
Regal Rexnord Corporation 2023 Omnibus Incentive Plan, effective April 25, 2023 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on April 28, 2023]

10.27*
Form of Stock Appreciation Rights Award Agreement under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 4.4 to Regal Rexnord Corporation’s Registration Statement on Form S-8 filed on May 10, 2023]

10.28*
Form of Restricted Stock Unit Award Agreement (Stock Settled) under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 4.5 to Regal Rexnord Corporation’s Registration Statement on Form S-8 filed on May 10, 2023]

10.29*
Form of Performance Share Unit Award Agreement (Return on Invested Capital) under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 4.7 to Regal Rexnord Corporation’s Registration Statement on Form S-8 filed on May 10, 2023]

10.30*
Form of Performance Share Unit Award Agreement (Total Shareholder Return) under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by Reference to Exhibit 10.40 to the Regal Rexnord Corporation Annual Report on Form 10-K filed on February 26, 2024]

10.31*
Form of Restricted Stock Unit Award Agreement for Directors under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 4.9 to Regal Rexnord Corporation’s Registration Statement on Form S-8 filed on May 10, 2023]

10.32*
Regal Rexnord Supplemental Retirement Plan, as Amended and Restated Effective April 22, 2024 [Incorporated by reference to Exhibit 10.1 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on April 24, 2024]

10.33*
Form of Restricted Share Unit Award for Agreement for Directors under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 10.2 to Regal Rexnord Corporation’s Current Report on Form 8-K filed on April 24, 2024]

10.34*
Form of 2025 Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 10.38 to Regal Rexnord Corporation's Annual Report on 10-K filed on February 21, 2025]

10.35*
Form of Restricted Share Unit Award Agreement under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 10.39 to Regal Rexnord Corporation's Annual Report on 10-K filed on February 21, 2025]

10.36*
Form of Restricted Share Unit Award for Agreement for Directors under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan [Incorporated by reference to Exhibit 10.40 to Regal Rexnord Corporation's Annual Report on 10-K filed on February 21, 2025]

10.37*	Form of 2026 Performance Share Unit Award Agreement under the Regal Rexnord Corporation 2023 Omnibus Incentive Plan.**
19.1	Regal Rexnord Corporation Insider Trading Prohibited Policy [Incorporated by reference to Exhibit 19.1 to Regal Rexnord Corporation's Annual Report on 10-K filed on February 21, 2025]
21.1	Significant Subsidiaries of Regal Rexnord Corporation**
22	List of Guarantor Subsidiaries of Guaranteed Securities**
23.1	Consent of Independent Registered Public Accounting Firm.**
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Regal Rexnord Corporation Recovery Policy [Incorporated by reference to Exhibit 97 to Regal Rexnord Corporation's Annual Report on 10-K filed on February 21, 2025]
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
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

(b)    Exhibits- see (a)3., above.
(c) See (a)2., above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of February 2026.

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
Alexander P. Scarpelli
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ LOUIS V. PINKHAM	Director and Chief Executive Officer	February 20, 2026
Louis V. Pinkham	(Principal Executive Officer)

/s/ GERBEN W. BAKKER	Director	February 20, 2026
Gerben W. Bakker

/s/ JAN A. BERTSCH	Director	February 20, 2026
Jan A. Bertsch

/s/ STEPHEN M. BURT	Director	February 20, 2026
Stephen M. Burt

/s/ THEODORE D. CRANDALL	Director	February 20, 2026
Theodore D. Crandall

/s/ MICHAEL P. DOSS	Director	February 20, 2026
Michael P. Doss

/s/ MICHAEL F. HILTON	Director	February 20, 2026
Michael F. Hilton

/s/ RASHIDA A. HODGE	Director	February 20, 2026
Rashida A. Hodge

/s/ RAKESH SACHDEV	Director, Chairman	February 20, 2026
Rakesh Sachdev

/s/ CURTIS W. STOELTING	Director	February 20, 2026
Curtis W. Stoelting

/s/ ROBIN A. WALKER-LEE	Director	February 20, 2026
Robin A. Walker-Lee

SCHEDULE II
REGAL REXNORD CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Expenses	Deductions (a)	Adjustments (b)	Balance End of Year
	(Dollars in Millions)
Allowance for Credit Losses:
2025	$29.9	$0.2	$(7.3)	$(12.3)	$10.5
2024	30.3	3.4	(3.8)	—	29.9
2023	30.9	(0.4)	(4.1)	3.9	30.3

(a) Deductions consist of write offs charged against the allowance for doubtful accounts.
(b) Adjustment for 2025 consists of allowance for credit losses associated with receivables sold under the Securitization Facility. See Note 6 - Receivables Securitization for additional information. Adjustment for 2023 consists of purchase accounting adjustment and translation. 2023 adjustment also includes $5.8 million reclassified to Assets Held for Sale for the industrial motors and generators businesses within the Industrial Systems segment. See Note 3 - Acquisitions and Divestitures for more information.

ITEM 16 - FORM 10-K SUMMARY
Not Applicable