Form 10-Q
period 2026-03-31
REGAL REXNORD CORP
filed 2026-05-07
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2026 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On May 4, 2026 the registrant had outstanding 66,569,573 shares of common stock, $0.01 par value per share.

REGAL REXNORD CORPORATION

CAUTIONARY STATEMENT

All statements in this report, other than those relating to historical facts, are “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “anticipate,” “believe,” “confident,” “estimate,” “expect,” “intend,” “aim,” “seek,” “target,” “plan,” “may,” “will,” “would,” “project,” “forecast,” “predict,” “could,” “should,” and similar expressions including references to assumptions. Forward-looking statements are not guarantees of future performance and are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from such statements. Forward-looking statements include, but are not limited to, statements about future financial and operating results, future strategic plans and objectives, and expected market or macroeconomic trends. Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements in this report include, without limitation:

•the possibility that Regal Rexnord Corporation (the "Company") may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the sale of the Industrial Motors and Generators businesses in 2024 and the acquisition of Altra Industrial Motion Corp. in 2023 (the "Altra Transaction") within the expected time-frames or at all and to successfully integrate Altra Industrial Motion Corp. (“Altra”);
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
•costs and unanticipated liabilities arising from rapidly evolving laws and regulations, including data privacy laws, labor and employment laws, environmental laws and regulations;
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Sales	$1,479.1	$1,418.1
Cost of Sales	929.2	890.5
Gross Profit	549.9	527.6
Operating Expenses	397.2	367.9
Income from Operations	152.7	159.7
Interest Expense	80.5	90.2
Interest Income	(4.6)	(4.2)
Other Expense, Net	0.3	0.7
Income before Taxes	76.5	73.0
Provision for Income Taxes	12.2	15.5
Net Income	64.3	57.5
Less: Net Income Attributable to Noncontrolling Interests	—	0.2
Net Income Attributable to Regal Rexnord Corporation	$64.3	$57.3
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$0.97	$0.86
Assuming Dilution	$0.96	$0.86
Weighted Average Number of Shares Outstanding:
Basic	66.5	66.3
Assuming Dilution	66.8	66.5

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Income	$64.3	$57.5
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	(73.0)	120.1
Hedging Activities:
(Decrease) Increase in Fair Value of Hedging Activities	(1.0)	5.2
Reclassification of (Gains) Losses Included in Net Income	(2.0)	0.5
Pension and Post Retirement Plans:
Decrease in Prior Service Cost and Unrecognized Loss	—	(1.0)
Amortization of Prior Service Cost and Unrecognized Gain Included in Net Periodic Pension Cost	(0.6)	(0.1)
Other Comprehensive Income (Loss)	(76.6)	124.7
Comprehensive (Loss) Income	(12.3)	182.2
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.1	0.3
Comprehensive Income (Loss) Attributable to Regal Rexnord Corporation	$(12.4)	$181.9

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$401.0	$521.7
Trade Receivables, Less Allowances of $13.3 Million and $10.5 Million as of March 31, 2026 and December 31, 2025, Respectively	577.3	524.2
Inventories	1,378.4	1,321.7
Prepaid Expenses and Other Current Assets	393.1	344.7
Total Current Assets	2,749.8	2,712.3
Net Property, Plant and Equipment	884.0	911.8
Operating Lease Assets	146.7	145.2
Goodwill	6,577.2	6,611.3
Intangible Assets, Net of Amortization	3,309.7	3,418.4
Deferred Income Tax Benefits	35.9	36.2
Other Noncurrent Assets	77.5	85.8
Total Assets	$13,780.8	$13,921.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$627.5	$607.3
Dividends Payable	23.3	23.2
Accrued Compensation and Benefits	183.5	205.5
Accrued Interest	84.0	84.0
Other Accrued Expenses	282.6	281.7
Current Operating Lease Liabilities	40.1	38.5
Current Maturities of Long-Term Debt	23.8	24.1
Total Current Liabilities	1,264.8	1,264.3
Long-Term Debt	4,682.6	4,764.6
Deferred Income Taxes	732.3	752.6
Pension and Other Post Retirement Benefits	102.7	106.0
Noncurrent Operating Lease Liabilities	115.4	114.0
Other Noncurrent Liabilities	68.1	66.2
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 Par Value, 150.0 Million Shares Authorized, 66.6 Million and 66.4 Million Shares Issued and Outstanding as of March 31, 2026 and December 31, 2025, Respectively	0.7	0.7
Additional Paid-In Capital	4,685.7	4,688.5
Retained Earnings	2,271.3	2,230.3
Accumulated Other Comprehensive Loss	(152.1)	(75.4)
Total Regal Rexnord Corporation Shareholders' Equity	6,805.6	6,844.1
Noncontrolling Interests	9.3	9.2
Total Equity	6,814.9	6,853.3
Total Liabilities and Equity	$13,780.8	$13,921.0
See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2025	$0.7	$4,688.5	$2,230.3	$(75.4)	$9.2	$6,853.3
Net Income	—	—	64.3	—	—	64.3
Other Comprehensive Income (Loss)	—	—	—	(76.7)	0.1	(76.6)
Dividends Declared ($0.35 Per Share)	—	—	(23.3)	—	—	(23.3)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(10.8)	—	—	—	(10.8)
Share-Based Compensation	—	8.0	—	—	—	8.0
March 31, 2026	$0.7	$4,685.7	$2,271.3	$(152.1)	$9.3	$6,814.9

December 31, 2024	$0.7	$4,658.0	$2,043.8	$(442.7)	$7.4	$6,267.2
Net Income	—	—	57.3	—	0.2	57.5
Other Comprehensive Income	—	—	—	124.6	0.1	124.7
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(5.3)	—	—	—	(5.3)
Share-Based Compensation	—	9.5	—	—	—	9.5
March 31, 2025	$0.7	$4,662.2	$2,077.9	$(318.1)	$7.7	$6,430.4

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$64.3	$57.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	37.3	40.1
Amortization	86.6	85.4
Noncash Lease Expense	11.7	10.9
Share-Based Compensation Expense	8.0	9.5
Financing Fee Expense	2.4	3.3
Loss (Gain) on Sale of Assets	0.5	(6.0)
Benefit from Deferred Income Taxes	(14.2)	(18.5)
Other Non-Cash Changes	0.7	0.7
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	(58.4)	(0.6)
Inventories	(63.4)	(41.8)
Accounts Payable	23.0	41.6
Other Assets and Liabilities	(83.6)	(79.8)
Net Cash Provided by Operating Activities	14.9	102.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(17.4)	(16.8)
Proceeds Received from Sales of Property, Plant and Equipment	—	10.3
Proceeds Received from Sale of Businesses, Net of Cash Transferred	—	3.0
Net Cash Used in Investing Activities	(17.4)	(3.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	558.4	411.5
Repayments Under Revolving Credit Facility	(390.6)	(389.7)
Proceeds from Long-Term Borrowings	850.0	—
Repayments of Long-Term Borrowings	(1,101.3)	(185.9)
Dividends Paid to Shareholders	(23.3)	(23.2)
Shares Surrendered for Taxes	(15.0)	(5.6)
Proceeds from the Exercise of Stock Options	6.4	0.4
Net Cash Used in Financing Activities	(115.4)	(192.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2.8)	5.5
Net Decrease in Cash and Cash Equivalents	(120.7)	(88.2)
Cash and Cash Equivalents at Beginning of Period	521.7	393.5
Cash and Cash Equivalents at End of Period	$401.0	$305.3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$76.2	$76.9
Income taxes	$34.8	$36.8

See Accompanying Notes to Condensed Consolidated Financial Statements.

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION

The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2025, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and March 31, 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 20, 2026.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2026.
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
Nature of Performance Obligations
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
For certain contracts, the Company transfers control and recognizes revenue over time. The Company generally recognizes revenue over time on contracts for which the Company is creating an asset with no alternative use and has an enforceable right to payment for performance completed to date. The Company satisfies its performance obligations over time and uses a cost-based input method to measure progress. In applying the cost-based method of revenue recognition, the Company uses actual costs incurred to date relative to the total estimated costs for the contract in conjunction with the customer's commitment to perform in determining the amount of revenue to recognize. The Company has determined that the cost-based input method best depicts the transfer of control of goods or services to the customer.

For contracts recognized using the cost-based input method, the Company determines the contract asset or contract liability position at each reporting period. Contract assets relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets on the Condensed Consolidated Balance Sheets. Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized and are recorded in Other Accrued Expenses on the Condensed Consolidated Balance Sheets.
The following table presents contract assets and contract liabilities as of March 31, 2026 and December 31, 2025:

	Current Contract Assets	Noncurrent Contract Assets	Current Contract Liabilities
Balance as of March 31, 2026	$120.1	$5.0	$22.2
Balance as of December 31, 2025	83.5	—	34.5
For the three months ended March 31, 2026, the company recognized revenue of $14.8 million from contract liabilities. Contract assets and contract liabilities were not material as of March 31, 2025 and December 31, 2024.
Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2026, we estimated that approximately $911.2 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied), with 15.2% expected to be recognized in the remainder of 2026 and 84.8% in 2027. Data center orders received in 2025 of $735 million are currently expected to be recognized in revenue in 2027. These amounts exclude revenue allocated to remaining performance obligations for contracts with original terms of 12 months or less.

Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region:

	Three Months Ended
March 31, 2026	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$314.7	$427.9	$278.2	$1,020.8
Asia	20.5	42.2	50.7	113.4
Europe	103.1	128.5	33.9	265.5
Rest-of-World	18.8	49.6	11.0	79.4
Total	$457.1	$648.2	$373.8	$1,479.1

	Three Months Ended
March 31, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$260.9	$414.9	$326.5	$1,002.3
Asia	23.5	33.8	37.7	95.0
Europe	93.4	122.9	33.8	250.1
Rest-of-World	18.5	41.1	11.1	70.7
Total	$396.3	$612.7	$409.1	$1,418.1

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

Inventories

The following table presents approximate percentage distribution between major classes of inventories:

	March 31, 2026	December 31, 2025
Raw Material and Work in Process	62.3%	63.4%
Finished Goods and Purchased Parts	37.7%	36.6%
Inventories are stated at the lower of cost or net realizable value, using the FIFO cost method. Material, labor and factory overhead costs are included in the inventories.
Property, Plant, and Equipment

The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	March 31, 2026	December 31, 2025
Land and Improvements		$129.1	$130.6
Buildings and Improvements	3 - 50	432.7	434.8
Machinery and Equipment	3 - 15	1,318.1	1,314.8
Property, Plant and Equipment		1,879.9	1,880.2
Less: Accumulated Depreciation		(995.9)	(968.4)
Net Property, Plant and Equipment		$884.0	$911.8

As of March 31, 2026 and December 31, 2025, $64.6 million and $66.7 million of right-of-use assets were included in Net Property, Plant and Equipment, respectively.

Supplier Finance Program

The Company's supplier finance program with Bank of America ("the Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, were $51.6 million and $42.0 million as of March 31, 2026 and December 31, 2025, respectively.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and pension and post retirement liability adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI"), a component of Total Equity.
The following tables present changes in AOCI by component for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
March 31, 2026	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$16.3	$(20.9)	$(70.8)	$(75.4)
Other Comprehensive Income (Loss) before Reclassifications	(1.3)	—	(73.1)	(74.4)
(Gain) Loss Reclassified from AOCI	(2.7)	(0.8)	—	(3.5)
Tax Impact	1.0	0.2	—	1.2
Net Current Period Other Comprehensive Income (Loss)	(3.0)	(0.6)	(73.1)	(76.7)
Ending Balance	13.3	(21.5)	(143.9)	(152.1)

March 31, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(5.5)	$(21.5)	$(415.7)	$(442.7)
Other Comprehensive Income (Loss) before Reclassifications	6.9	(1.3)	120.0	125.6
Loss (Gain) Reclassified from AOCI	0.6	(0.2)	—	0.4
Tax Impact	(1.8)	0.4	—	(1.4)
Net Current Period Other Comprehensive Income (Loss)	5.7	(1.1)	120.0	124.6
Ending Balance	0.2	(22.6)	(295.7)	(318.1)
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

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of October, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the three months ended March 31, 2026:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Balance as of December 31, 2025	$2,078.7	$3,775.4	$757.2	$6,611.3
Translation Adjustments	(18.1)	(14.7)	(1.3)	(34.1)
Balance as of March 31, 2026	$2,060.6	$3,760.7	$755.9	$6,577.2

Cumulative Goodwill Impairment Charges	$5.1	$18.1	$200.4	$223.6

Intangible Assets

Intangible assets consist of the following:

		March 31, 2026			December 31, 2025
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,969.4	$1,244.1	$2,725.3	$3,993.6	$1,188.7	$2,804.9
Technology	13	298.7	136.2	162.5	300.2	131.5	168.7
Trademarks	10	713.8	291.9	421.9	719.1	274.3	444.8
Total Intangibles		$4,981.9	$1,672.2	$3,309.7	$5,012.9	$1,594.5	$3,418.4

Amortization expense recorded for the three months ended March 31, 2026 and March 31, 2025 was $86.6 million and $85.4 million, respectively.

5. SEGMENT INFORMATION

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
The following sets forth certain financial information attributable to the Company's reportable segments for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
March 31, 2026	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$461.0	$654.5	$374.2	$(10.6)	$1,479.1
Intersegment Sales	3.9	6.3	0.4	(10.6)	—
Net Sales (1)	457.1	648.2	373.8	—	1,479.1
Adjusted Cost of Sales (2)	300.4	377.0	257.0	—	934.4
Adjusted Engineering, Selling and Administration Expenses (3)	92.4	136.1	66.7	—	295.2
Other Segment Items (4)	32.7	55.9	8.2	—	96.8
Income from Operations	31.6	79.2	41.9	—	152.7
Interest Expense					80.5
Interest Income					(4.6)
Other Expense, Net					0.3
Income before Taxes					76.5
Other Supplemental Disclosures
Amortization	34.7	51.3	0.6	—	86.6
Depreciation	11.5	16.9	8.9	—	37.3
Capital Expenditures	6.7	5.2	5.5	—	17.4

	Three Months Ended
March 31, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$399.7	$616.2	$409.4	$(7.2)	$1,418.1
Intersegment Sales	3.4	3.5	0.3	(7.2)	—
Net Sales (1)	396.3	612.7	409.1	—	1,418.1
Adjusted Cost of Sales (2)	245.8	352.6	297.1	—	895.5
Adjusted Engineering, Selling and Administration Expenses (3)	88.8	125.5	67.2	—	281.5
Other Segment Items (4)	26.6	52.9	1.9	—	81.4
Income from Operations	35.1	81.7	42.9	—	159.7
Interest Expense					90.2
Interest Income					(4.2)
Other Expense, Net					0.7
Income before Taxes					73.0
Other Supplemental Disclosures
Amortization	33.9	49.9	1.6	—	85.4
Depreciation	11.6	19.6	8.9	—	40.1
Capital Expenditures	6.0	8.2	2.6	—	16.8

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

The following table presents identifiable assets information attributable to the Company's operating segments as of March 31, 2026 and December 31, 2025:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Identifiable Assets as of March 31, 2026	$4,553.3	$7,323.2	$1,904.3	$13,780.8
Identifiable Assets as of December 31, 2025	4,598.6	7,389.1	1,933.3	13,921.0

6. RECEIVABLES SECURITIZATION

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

The total value of accounts receivable sold from the SPE to the Purchasers under the Securitization Facility and derecognized from the Condensed Consolidated Balance Sheet was $327.0 million and $372.5 million as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026, the Company sold accounts receivable of $559.9 million to the Purchasers under the Securitization Facility. Cash collections for the three months ended March 31, 2026 on receivables sold to the Purchasers were $605.4 million. This resulted in a net cash outflow of $45.5 million, which is reflected in Net Cash Provided by Operating Activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2026 and December 31, 2025, unsold accounts receivable of $61.6 million and $64.6 million, respectively, were pledged by the SPE as collateral to the Purchasers.

The Company incurred charges of $3.8 million associated with the Securitization Facility for the three months ended March 31, 2026, which were reflected in Operating Expenses in the Condensed Consolidated Statement of Income.

7. DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Senior Notes	$3,600.0	$4,700.0
2025 Term Facility	850.0	—
2025 Revolving Facility	167.8	—
Altra Notes	18.1	18.1
Finance Leases	93.3	93.8
Other	7.1	7.2
Less: Debt Issuance Costs	(29.9)	(30.4)
Total	4,706.4	4,788.7
Less: Current Maturities	23.8	24.1
Long-Term Debt	$4,682.6	$4,764.6
The below discussion of the Company’s indebtedness should be read in conjunction with the Note 7 – Debt and Bank Credit Facilities in the Company’s 2025 Annual Report on Form 10-K filed on February 20, 2026.

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

The rate of interest on each series of the Senior Notes is subject to an increase of up to 2.00% in the event of certain downgrades in the debt rating of the Senior Notes. Interest on the 2030 Senior Notes is payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2023. Interest on the 2028 Senior Notes and the 2033 Senior Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2023.

In May 2024, the Company exchanged the Senior Notes with registered notes with terms substantially identical to those of the Senior Notes of the corresponding series (the “New Notes”). The Company exchanged approximately $4,697.1 million in aggregate principal amount of Senior Notes for approximately $4,697.1 million in aggregate principal amount of New Notes of the corresponding series. The aggregate principal amount of Senior Notes not exchanged, approximately $2.9 million, remained outstanding across the four series of Senior Notes. The New Notes consisted of approximately $1,099.0 million aggregate principal amount of 6.05% senior notes that matured on February 15, 2026, $1,249.4 million aggregate principal amount of 6.05% senior notes due 2028, $1,099.4 million aggregate principal amount of 6.30% senior notes due 2030 and $1,249.3 million aggregate principal amount of 6.40% senior notes due 2033. The Senior Notes are guaranteed by certain subsidiaries of the Company.

The fair value of the Senior Notes is based on rates for instruments with comparable maturities and credit quality, which is considered a Level 2 fair value measurement (see also Note 14 - Fair Value). The approximate fair value of the Senior Notes was $3,751.4 million and $4,903.4 million as of March 31, 2026 and December 31, 2025, respectively, compared to a carrying value of $3,600.0 million and $4,700.0 million as of March 31, 2026 and December 31, 2025, respectively. The Company believes that the fair value of all other debt instruments approximates their carrying value.

Credit Agreement

On March 28, 2022, the Company entered into a Second Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which was subsequently amended on November 17, 2022 and November 30, 2022. The Credit Agreement provided for an unsecured term loan facility of $1,390.0 million (the "Term Facility") and an unsecured revolving loan of $1,570.0 million (the "Multicurrency Revolving Facility"). The Company repaid the outstanding Term Loan amount of $665.0 million in 2025.

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

As of March 31, 2026 the Company had no standby letters of credit issued under the 2025 Revolving Facility and $1,332.2 million of available borrowing capacity. The average daily balance in borrowings under the 2025 Revolving Facility was $135.5 million for the three months ended March 31, 2026. The average daily balance in borrowings under the Multicurrency Revolving Facility was $81.4 million for the three months ended March 31, 2025. The Company paid a non-use fee of 0.15% as of March 31, 2026 on the aggregate unused amount of the 2025 Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

Weighted average interest rates are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
2025 Term Facility	4.8%
Term Facility		6.2%
2025 Revolving Facility	4.9%
Multicurrency Revolving Facility		6.2%

Altra Notes

On March 27, 2023, in connection with the Altra Transaction, the Company assumed $18.1 million aggregate principal amount of 6.125% senior notes due 2026 (the “Altra Notes”).

The Altra Notes will mature on October 1, 2026 and are presented in Current Maturities of Long-Term Debt in the Condensed Consolidated Balance Sheets. The Altra Notes may be redeemed at the option of the Company on or after October 1, 2023. The Altra Notes are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries.

Compliance with Financial Covenants

The 2025 Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of March 31, 2026.

Finance Leases

The weighted average discount rate associated with the Company's finance leases was 8.9% as of March 31, 2026 and 5.2% as of March 31, 2025.

8. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components of its defined benefit plans:

	Three Months Ended
	March 31, 2026	March 31, 2025
Service Cost	$0.8	$0.7
Interest Cost	5.2	5.5
Expected Return on Plan Assets	(4.8)	(4.6)
Amortization of Prior Service Cost and Net Actuarial Gain	(0.2)	(0.1)
Net Periodic Benefit Expense	$1.0	$1.5

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Expense, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended March 31, 2026 and March 31, 2025, the Company contributed $2.5 million and $5.1 million, respectively, to its defined benefit pension plans. The Company expects to make total contributions of $18.7 million in 2026. The Company contributed a total of $15.5 million in 2025.

For the three months ended March 31, 2026 and March 31, 2025, the Company contributed $13.2 million and $7.3 million, respectively, to its defined contribution plans.

9. SHAREHOLDERS’ EQUITY

Share-Based Compensation

Performance share unit awards ("PSUs") consist of the right to shares of the Company's stock awarded to associates of the Company. PSUs vest upon the Company's Board of Director's approval of PSU metric achievement, generally in the first quarter after the conclusion of the three-year overall performance period. PSUs are granted at performance target of 100%.

For the three months ended March 31, 2026, the Company issued 41,610 Performance Share Units ("2026 PSUs"). The 2026 PSUs include two performance metrics: Return on Invested Capital weighted at 75% and Revenue Growth weighted at 25%. The payout for each performance metric ranges from 0% to 200%. The 2026 PSUs also include a 20% modifier (increase or decrease) based on relative Total Shareholder Return (“rTSR”) as compared to the S&P 900 Industrials index, which allows for up to a maximum 240% total payout. The 2026 PSUs are valued using a Monte Carlo simulation model as of the grant date. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued.

The Company recognized $8.0 million and $9.5 million in share-based compensation expense for the three months ended March 31, 2026 and March 31, 2025, respectively. The total income tax benefit recognized for share-based compensation expense was $5.3 million and $1.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the three months ended March 31, 2026, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted Stock Units	101,966	$216.34
Performance Share Units	41,610	$246.15

10. INCOME TAXES

The effective tax rate for the three months ended March 31, 2026 was 15.9% versus 21.2% for the three months ended March 31, 2025. The decrease was primarily driven by a discrete tax benefit related to stock option exercises in the current year.

As of March 31, 2026 and December 31, 2025, the Company had approximately $4.5 million and $4.2 million of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits in Provision for Income Taxes in the Condensed Consolidated Statements of Income. The Company had approximately $0.6 million and $0.5 million of accrued interest as of March 31, 2026 and December 31, 2025, respectively.
The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The US Internal Revenue Service is currently conducting an audit of the Company's 2022 income tax return. No material deficiencies have been assessed related to ongoing audits as of March 31, 2026.

11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares was 0.1 million and 0.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Denominator for Basic Earnings Per Share	66.5	66.3
Effect of Dilutive Securities	0.3	0.2
Denominator for Diluted Earnings Per Share	66.8	66.5

12. CONTINGENCIES

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning Balance	$30.6	$33.4
Less: Payments	7.1	6.9
Provisions	7.4	6.3
Translation Adjustments	(0.1)	0.5
Ending Balance	$30.8	$33.3

These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

13. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed using derivative instruments are commodity price risk, currency exchange risk, and interest rate risk. Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps have been utilized in prior years to manage interest rate risk associated with the Company's floating rate borrowings. There are no outstanding interest rate swaps as of March 31, 2026.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of March 31, 2026 or March 31, 2025.

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

As of March 31, 2026 and December 31, 2025, the Company had $7.2 million and $3.8 million, respectively, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through September 2027. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	March 31, 2026	December 31, 2025
Copper	$88.5	$78.3

The Company has currency forward contracts with maturities extending through September 2027. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	March 31, 2026	December 31, 2025
Euro	$830.1	$753.9
Chinese Renminbi	460.3	586.4
Mexican Peso	400.9	375.4
Canadian Dollar	235.5	147.3
Indian Rupee	48.6	44.8
Australian Dollar	22.8	6.1
British Pound	16.8	16.9

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million, which were terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps were recognized as a reduction of interest expense via the effective interest rate method through June 2025 when the balances under the related Term Facility were repaid. The Company entered into two additional receive variable/pay-fixed forward starting non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million and scheduled expiration in March 2027. These swaps were terminated on June 30, 2025 in connection with the repayment of the related Term Facility, resulting in cash proceeds and a recognized gain of $3.1 million, which was recorded in Interest Expense on the Condensed Consolidated Statements of Income.

Fair values of derivative instruments as of March 31, 2026 and December 31, 2025 were:

	March 31, 2026
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Currency Contracts	$5.0	$0.2	$2.1	$0.5
Commodity Contracts	7.1	—	1.3	0.3
Not Designated as Hedging Instruments:
Currency Contracts	5.2	—	11.0	—
Total Derivatives	$17.3	$0.2	$14.4	$0.8

	December 31, 2025
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Currency Contracts	$6.0	$0.5	$0.3
Commodity Contracts	9.5	1.1	0.4
Not Designated as Hedging Instruments:
Currency Contracts	5.2	—	2.6
Total Derivatives	$20.7	$1.6	$3.3

Derivatives Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income (Loss) were:

	Three Months Ended
	March 31, 2026			March 31, 2025
	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
(Loss) Gain Recognized in Other Comprehensive Income (Loss)	$(1.1)	$(0.2)	$(1.3)	$7.1	$2.0	$(2.2)	$6.9
Amounts Reclassified from Other Comprehensive Income (Loss) Gain:
Gain (Loss) Recognized in Cost of Sales	1.4	1.3	2.7	(0.5)	(1.3)	—	(1.8)
Gain Recognized in Interest Expense	—	—	—	—	—	1.2	1.2

Derivatives Not Designated as Cash Flow Hedging Instruments:

The effect of derivative instruments not designated as cash flow hedges on the Condensed Consolidated Statements of Income were:

	Three Months Ended
	March 31, 2026	March 31, 2025
	Currency Forwards	Currency Forwards
(Loss) Gain recognized in Operating Expenses	$(6.0)	$5.4

The AOCI balance related to hedging activities consists of a $13.3 million gain net of tax as of March 31, 2026 which includes $13.8 million of net current deferred gains expected to be reclassified to the Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of March 31, 2026 and December 31, 2025.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	March 31, 2026
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$17.5	$(4.1)	$13.4
Liabilities	15.2	(4.1)	11.1

	December 31, 2025
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$22.3	$(2.2)	$20.1
Liabilities	3.3	(2.2)	1.1

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

The fair values of cash equivalents and short-term deposits approximate their carrying values as of March 31, 2026 and December 31, 2025, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of March 31, 2026 and December 31, 2025.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$10.2	$11.2	Level 2
Derivative Commodity Contracts	7.1	9.5	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	16.4	16.8	Level 1
Derivative Currency Contracts	0.2	0.5	Level 2
Derivative Commodity Contracts	—	1.1	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	13.1	2.9	Level 2
Derivative Commodity Contracts	1.3	0.4	Level 2
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.5	—	Level 2
Derivative Commodity Contracts	0.3	—	Level 2
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

15. RESTRUCTURING ACTIVITIES

The Company incurred restructuring and restructuring-related costs on projects during the three months ended March 31, 2026 and March 31, 2025. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning Balance	$8.7	$16.3
Provision(1)	8.0	8.7
Less: Payments	7.5	9.1
Ending Balance	$9.2	$15.9

(1) Excludes equipment related write-offs and restructuring related depreciation adjustments

The following table is a reconciliation of expenses by type for restructuring projects for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026			March 31, 2025
Restructuring Costs:	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Severance Expense	$4.8	$1.8	$6.6	$2.9	$3.7	$6.6
Facility Related Costs	1.0	0.3	1.3	1.9	0.4	2.3
Other Expenses	0.4	—	0.4	0.6	0.3	0.9
Total Restructuring Costs	$6.2	$2.1	$8.3	$5.4	$4.4	$9.8

The following table shows the allocation of Restructuring Expenses by segment for the three months ended March 31, 2026 and March 31, 2025:

Restructuring Costs - Three Months Ended	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
March 31, 2026	$1.1	$3.9	$3.3	$8.3
March 31, 2025	$0.6	$8.8	$0.4	$9.8

The Company expects to record aggregate future charges related to restructuring of $22.9 million in the remainder of 2026. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

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

We use the term “organic sales" to refer to sales from existing operations excluding (i) sales from acquired businesses recorded prior to the first anniversary of an acquisition (“Acquisition Sales”), if any, (ii) sales attributable to any businesses divested/to be exited, and (iii) the impact of foreign currency translation. The impact of foreign currency translation is determined by translating the respective period’s organic sales using the same currency exchange rates that were in effect during the prior year periods. We use the term “organic sales growth” to refer to the increase in our sales between periods that is attributable to organic sales. We use the term “acquisition growth” to refer to the increase in our sales between periods that is attributable to Acquisition Sales. Organic sales, organic sales growth and acquisition growth are non-GAAP financial measures. See reconciliation of these measures to GAAP net sales in the section entitled "Non-GAAP Measures" below.

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

Recent Developments
On April 22, 2026 we announced that Aamir Paul will succeed Louis V. Pinkham as the Company’s Chief Executive Officer, effective no later than July 1, 2026, upon the conclusion of his responsibilities with his current employer. The Board of Directors (the “Board”) has also determined that Mr. Paul will serve on the Board as a director, effective on the commencement of his employment with the Company and the resignation of Mr. Pinkham as a director, with an initial term continuing until the Company’s 2027 annual meeting of shareholders. The Company had previously announced Mr. Pinkham’s transition on October 29, 2025.

On February 20, 2026, the US Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. Significant uncertainty remains regarding how and when any amounts may be recovered. We are evaluating the ruling and potential actions available to us. Because the process, timing, and amount of any recovery are uncertain, we have not recorded any potential benefit from a refund as of the date of this filing.

Results of Operations

	March 31, 2026		March 31, 2025
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net Sales:
Automation & Motion Control	$457.1		$396.3
Industrial Powertrain Solutions	648.2		612.7
Power Efficiency Solutions	373.8		409.1
Consolidated	$1,479.1		$1,418.1

Gross Profit
Automation & Motion Control	$161.8	35.4%	$158.1	39.9%
Industrial Powertrain Solutions	274.7	42.4%	257.5	42.0%
Power Efficiency Solutions	113.4	30.3%	112.0	27.4%
Consolidated	$549.9	37.2%	$527.6	37.2%

Operating Expenses
Automation & Motion Control	$130.2	28.5%	$123.0	31.0%
Industrial Powertrain Solutions	195.5	30.2%	175.8	28.7%
Power Efficiency Solutions	71.5	19.1%	69.1	16.9%
Consolidated	$397.2	26.9%	$367.9	25.9%

Income from Operations
Automation & Motion Control	$31.6	6.9%	$35.1	8.9%
Industrial Powertrain Solutions	79.2	12.2%	81.7	13.3%
Power Efficiency Solutions	41.9	11.2%	42.9	10.5%
Consolidated	152.7	10.3%	159.7	11.3%

Interest Expense	$80.5		$90.2
Interest Income	(4.6)		(4.2)
Other Expense, Net	0.3		0.7
Income before Taxes	76.5		73.0
Provision for Income Taxes	12.2		15.5
Net Income	64.3		57.5
Less: Net Income Attributable to Noncontrolling Interests	—		0.2
Net Income Attributable to Regal Rexnord Corporation	$64.3		$57.3

Three Months Ended March 31, 2026 Compared to March 31, 2025

Net sales for the first quarter 2026 were $1,479.1 million, an increase of $61.0 million, or 4.3%, compared to the first quarter of 2025. The increase consisted of an organic sales increase of 1.6% and a positive foreign currency translation impact of 2.7%. The increase in organic sales of $22.7 million was driven by a $48.0 million increase within AMC and a $16.9 million increase within IPS, partially offset by a $42.2 million decrease in organic sales within PES. Gross profit for the first quarter 2026 was $549.9 million, an increase of $22.3 million, or 4.2%, compared to the first quarter 2025, primarily due an increase of $17.2 million from the IPS segment. Total operating expenses for the first quarter 2026 were $397.2 million, an increase of $29.3 million, or 8.0%, as compared to the first quarter 2025, primarily due to an increase of $19.7 million from the IPS segment.

AMC net sales for the first quarter 2026 were $457.1 million, an increase of $60.8 million, or 15.3%, as compared to the first quarter 2025. The increase consisted of an organic sales increase of 12.1% and a positive foreign currency translation impact of 3.2%. The $48.0 million increase in organic sales reflects broad-based growth, but with particular strength in the data center and discrete automation markets, as well as signs of recovery in the food & beverage market. AMC gross profit and total operating expenses in for the first quarter of 2026 were relatively consistent with the first quarter of 2025.

IPS net sales for the first quarter 2026 were $648.2 million, an increase of $35.5 million, or 5.8%, as compared to the first quarter 2025. The increase primarily consisted of organic sales growth of 2.8% and a positive foreign currency translation impact of 3.1%. The $16.9 million increase in organic sales reflects broad-based growth, but with particular strength in the general industrial market. Gross profit for the first quarter of 2026 was $274.7 million, an increase of $17.2 million, or 6.7%, as compared to the first quarter of 2025. The increase was primarily driven by higher sales volumes, synergy benefits, and lower restructuring and related costs. Total operating expenses for the first quarter of 2026 were $195.5 million, an increase of $19.7 million, or 11.2% as compared to the first quarter of 2025. The increase was primarily driven by increased labor and benefit costs and a $6.0 million gain on the sale of assets in the first quarter of 2025.

PES net sales for the first quarter 2026 were $373.8 million, a decrease of $35.3 million, or 8.6%, as compared to the first quarter 2025. The decrease consisted of an organic sales decline of 10.3%, partially offset by a positive foreign currency translation impact of 1.7%. The $42.2 million decrease in organic sales primarily reflects expected weakness in the residential HVAC market, which was partially offset by growth in the commercial HVAC markets in North America and Asia Pacific. Gross profit and total operating expenses for the first quarter of 2026 were relatively consistent with the first quarter of 2025.

The effective tax rate for the three months ended March 31, 2026 was 15.9% versus 21.2% for the three months ended March 31, 2025. The decrease was primarily driven by a discrete tax benefit related to stock option exercises in the current year.

Non-GAAP Measures

As noted above, we disclose organic sales and organic sales growth non-GAAP financial measures, and we reconcile these measures in the table below to GAAP net sales. We believe that these non-GAAP financial measures are useful measures for providing investors with additional information regarding our results of operations and for helping investors understand and compare our operating results across accounting periods and compared to our peers. This additional non-GAAP information is not meant to be considered in isolation or as a substitute for the Company's results of operations prepared and presented in accordance with GAAP.

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total Regal Rexnord
Net Sales for Three Months Ended March 31, 2026	$457.1	$648.2	$373.8	$1,479.1
Impact from Foreign Currency Exchange Rates	(12.8)	(19.2)	(6.9)	(38.9)
Organic Sales for Three Months Ended March 31, 2026	$444.3	$629.0	$366.9	$1,440.2

Net Sales for Three Months Ended March 31, 2025	$396.3	$612.7	$409.1	$1,418.1
Net Sales from Businesses Divested	—	(0.6)	—	(0.6)
Adjusted Net Sales Three Months Ended March 31, 2025	$396.3	$612.1	$409.1	$1,417.5

Three Months Ended Mar 31, 2026 Net Sales Growth %	15.3%	5.8%	(8.6)%	4.3%
Three Months Ended Mar 31, 2026 Foreign Currency Impact %	3.2%	3.1%	1.7%	2.7%
Three Months Ended Mar 31, 2026 Divestitures %	—%	(0.1)%	—%	—%
Three Months Ended Mar 31, 2026 Organic Sales Growth %	12.1%	2.8%	(10.3)%	1.6%

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

Cash flow provided by operating activities was $14.9 million for the three months ended March 31, 2026, a $87.4 million decrease from the three months ended March 31, 2025. This decrease was primarily driven by working capital changes, specifically accounts receivable.

Our working capital was $1,485.0 million as of March 31, 2026, compared to $1,448.0 million as of December 31, 2025, an increase of $37.0 million driven by increases in accounts receivables, inventory, and prepaid expenses and other current assets, partially offset by a decrease in cash and an increase in accounts payable.

Cash flow used in investing activities was $17.4 million for the three months ended March 31, 2026 as compared to cash flow used in investing activities of $3.5 million for the three months ended March 31, 2025. The increase was primarily driven by proceeds received from sales of property, plant and equipment in 2025.

In 2026, we anticipate capital spending for property, plant and equipment to be approximately $120.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the remainder of 2026. We anticipate funding the remaining 2026 capital spending with operating cash flows.

Cash flow used in financing activities was $115.4 million for the three months ended March 31, 2026, compared to $192.5 million used in financing activities for the three months ended March 31, 2025. We made net debt repayments of $83.5 million during the three months ended March 31, 2026, compared to net debt repayments of $164.1 million during the three months ended March 31, 2025. The net debt repayments in the current year primarily reflected the repayment of $1,100.0 million of 2026 Senior Notes, partially offset by $850.0 million in proceeds from the 2025 Term Facility and $167.8 million of net borrowings made on the 2025 Revolving Facility during the three months ended March 31, 2026. The net debt repayments in the prior year primarily reflected payments of $185.0 million on the Term Facility, partially offset by $21.8 million of net borrowings made on the Multicurrency Revolving Facility during the three months ended March 31, 2025. There were $23.3 million of dividends paid for the three months ended March 31, 2026 and $23.2 million of dividends paid for the three months ended March 31, 2025.

The following table presents selected financial information and statistics as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash and Cash Equivalents	$401.0	$521.7
Trade Receivables, Net	577.3	524.2
Inventories	1,378.4	1,321.7
Accounts Payable	627.5	607.3
Working Capital	1,485.0	1,448.0
Current Ratio	2.2:1	2.1:1

As of March 31, 2026, $393.6 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of March 31, 2026, we have repatriated $85.6 million of foreign cash in 2026. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2026.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs and enhancements to existing products, (vi) repurchase our common stock, or (vii) fund other corporate objectives and strategic plans.

The Company borrowed $850.0 million under the 2025 Term Facility on February 12, 2026 and used the proceeds to refinance $1,100.0 million of 2026 Senior Notes. As of March 31, 2026, the Company had $850.0 million outstanding under the 2025 Term Facility and $167.8 million of borrowings under the 2025 Revolving Facility, along with $1,332.2 million of available borrowing capacity. The Company pays a non-use fee on the aggregate unused amount of the 2025 Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

The Company plans to use cash generated from operations to fund its interest obligations and reduce the principal balance of its debt over time.

See Note 7 - Debt and Bank Credit Facilities of the Notes to the Condensed Consolidated Financial Statements for more information.

Guarantor Information

Regal Rexnord Corporation (the “Parent”) is the issuer of the Senior Notes, which are guaranteed by each of its direct and indirect wholly-owned subsidiaries that is a borrower or guarantor under the 2025 Credit Agreement (the “Guarantor Subsidiaries” and, each, a “Guarantor Subsidiary”). The Senior Notes are jointly and severally unconditionally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The guarantees are subject to release in limited circumstances upon the occurrence of certain customary conditions. For example, a Guarantor Subsidiary may be released from its guarantee of the Senior Notes under certain circumstances, including following the Parent achieving certain corporate or similar credit ratings. In addition, the guarantee of a Guarantor Subsidiary will automatically terminate under certain circumstances, including if such Guarantor Subsidiary is permanently released from its guarantee of, and is not a borrower under, the 2025 Credit Agreement.

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

The following table sets forth summarized balance sheet information of the Obligor Group as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Total Current Assets	908.7	935.1
Goodwill	4,258.8	4,221.2
Intangible Assets, Net of Amortization	1,992.2	1,975.0
Other Noncurrent Assets	879.1	741.7
Total Noncurrent Assets	7,130.1	6,937.9
Total Current Liabilities	700.5	692.7
Long-Term Debt	4,650.2	4,732.0
Other Noncurrent Liabilities	3,614.2	3,462.5
Total Noncurrent Liabilities	8,264.4	8,194.5
Due from Non-Guarantor Subsidiaries	423.0	284.0
Due to Non-Guarantor Subsidiaries	3,118.6	2,952.4

The following table sets forth summarized income statement information of the Obligor Group for the three months ended March 31, 2026:

March 31, 2026
Net Sales	782.3
Gross Profit	291.8
Income from Operations	29.9
Interest Expense	75.8
Net Loss	(62.0)
Net Loss Attributable to Regal Rexnord Corporation	(62.0)
Net Sales to Non-Guarantor Subsidiaries	58.5
Interest Expense Due to Non-Guarantors	30.3

Critical Accounting Estimates

Our critical accounting policies and estimates, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, have not materially changed since that report was filed.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the 2025 Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of March 31, 2026, we had $3,718.4 million of fixed rate debt and $1,017.8 million of variable rate debt. Interest rate swaps have been utilized in prior years to manage interest rate risk associated with the Company's floating rate borrowings. There were no outstanding interest rate swaps as of December 31, 2025.

We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. These swaps were terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps were recognized as a reduction to interest expense via the effective interest rate method through June 2025 when the related Term Facility was repaid. We entered into two additional forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million and scheduled expiration in March 2027. Upon inception, the swaps were designated as cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI. These swaps were terminated on June 30, 2025 in connection with the repayment of the related Term Facility, resulting in cash proceeds and recognized gain of $3.1 million. The gain was recorded in Interest Expense on the Condensed Consolidated Statement of Income.

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

As of March 31, 2026, derivative currency assets (liabilities) of $10.2 million, $0.2 million, $(13.1) million and $(0.5) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses, and Other Noncurrent Liabilities, respectively. As of December 31, 2025, derivative currency assets (liabilities) of $11.2 million, $0.5 million, and $(2.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. The unrealized gain on the effective portions of the hedges of $1.9 million, net of tax, and unrealized gain of $4.7 million, net of tax, as of March 31, 2026 and December 31, 2025, respectively, are recorded in AOCI. We had gains of $4.0 million and $2.3 million, net of tax, as of March 31, 2026 and December 31, 2025, respectively, related to currency gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on March 31, 2026:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Euro	$830.1	$(7.7)	$83.0	$(83.0)
Chinese Renminbi	460.3	2.6	46.0	(46.0)
Mexican Peso	400.9	5.9	40.1	(40.1)
Canadian Dollar	235.5	(1.4)	23.6	(23.6)
Indian Rupee	48.6	(2.3)	4.9	(4.9)
Australian Dollar	22.8	(0.3)	2.3	(2.3)
British Pound	16.8	—	1.7	(1.7)
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

Derivative commodity assets (liabilities) of $7.1 million, $1.3 million, and $(0.3) million were recorded in Prepaid Expenses and Other Current Assets, Other Accrued Expenses, and Other Noncurrent Liabilities, respectively as of March 31, 2026. Derivative commodity assets (liabilities) of $9.5 million, $1.1 million, and $(0.4) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Other Accrued Expenses, respectively as of December 31, 2025. The unrealized gain on the effective portion of the hedges of $4.2 million net of tax and the unrealized gain on the effective portion of the hedges of $7.8 million net of tax, as of March 31, 2026 and December 31, 2025, respectively, was recorded in AOCI. As of March 31, 2026 and December 31, 2025, we had $3.2 million, net of tax, derivative commodity gains and $1.5 million, net of tax, derivative commodity gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on March 31, 2026:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$88.5	$5.5	$8.9	$(8.9)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance consists of $13.3 million of gains as of March 31, 2026 which includes $13.8 million of net current deferred gains that are expected to be realized in the next twelve months. The gain/loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

Counterparty Risk

We are exposed to credit losses in the event of non-performance by the counterparties to various financial agreements, including our foreign currency exchange contracts and commodity hedging transactions. We manage exposure to counterparty credit risk by limiting our counterparties to major international banks and financial institutions meeting established credit guidelines and continually monitoring their compliance with the credit guidelines. We do not obtain collateral or other security to support financial instruments subject to credit risk. We do not anticipate non-performance by our counterparties but cannot provide assurances.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, we implemented a new global consolidation system to support the financial statement close and consolidation process. We updated our internal controls to reflect changes to the financial reporting business processes impacted by the implementation. Except for updates related to the implementation of our new global consolidation system, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the legal matters described in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated herein by reference. See also Note 12 - Contingencies for more information.

ITEM 1A. RISK FACTORS

Our business and financial results are subject to numerous risks and uncertainties. These risks and uncertainties have not changed materially from those reported in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated herein by reference. For additional information regarding risks and uncertainties facing the Company, please also see the information provided under the header "Cautionary Statement" contained in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2026, we did not acquire any shares in connection with transactions pursuant to equity incentive plans. Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date. There were no repurchases of common stock during the current quarter. The maximum value of shares of our common stock remaining available to be purchased as of March 31, 2026 is $145.0 million.

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

Date: May 7, 2026

REGAL REXNORD CORPORATION

By:	/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 7, 2026