Form 10-Q
period 2026-06-30
REGAL REXNORD CORP
filed 2026-08-05
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2026 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On July 31, 2026 the registrant had outstanding 66,591,867 shares of common stock, $0.01 par value per share.

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
•the Company's ability to attract, transition or retain key executives and employees and risks associated with the transition of our new CEO;
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Sales	$1,558.4	$1,496.1	$3,037.5	$2,914.2
Cost of Sales	946.8	931.4	1,876.0	1,821.9
Gross Profit	611.6	564.7	1,161.5	1,092.3
Operating Expenses	396.4	382.4	793.7	750.3
Income from Operations	215.2	182.3	367.8	342.0
Interest Expense	77.4	85.3	158.0	175.5
Interest Income	(6.2)	(5.1)	(10.9)	(9.3)
Other Expense, Net	0.3	0.9	0.5	1.6
Income before Taxes	143.7	101.2	220.2	174.2
Provision for Income Taxes	26.9	21.6	39.0	37.1
Net Income	116.8	79.6	181.2	137.1
Less: Net Income Attributable to Noncontrolling Interests	0.2	0.4	0.2	0.6
Net Income Attributable to Regal Rexnord Corporation	$116.6	$79.2	$181.0	$136.5
Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$1.75	$1.19	$2.72	$2.06
Assuming Dilution	$1.74	$1.19	$2.71	$2.05
Weighted Average Number of Shares Outstanding:
Basic	66.6	66.3	66.5	66.3
Assuming Dilution	66.9	66.5	66.8	66.5

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income	$116.8	$79.6	$181.2	$137.1
Other Comprehensive Income (Loss) Net of Tax:
Foreign Currency Translation Adjustments	8.3	209.6	(64.7)	329.7
Hedging Activities:
Increase in Fair Value of Hedging Activities	11.0	3.6	10.0	8.8
Reclassification of Gains Included in Net Income	(4.5)	(1.2)	(6.5)	(0.7)
Pension and Post Retirement Plans:
Increase in Prior Service Cost and Unrecognized Loss	—	—	—	(1.0)
Amortization of Prior Service Cost and Unrecognized Gain Included in Net Periodic Pension Cost	(0.3)	(0.2)	(0.9)	(0.3)
Other Comprehensive Income (Loss)	14.5	211.8	(62.1)	336.5
Comprehensive Income	131.3	291.4	119.1	473.6
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.3	0.6	0.4	0.9
Comprehensive Income Attributable to Regal Rexnord Corporation	$131.0	$290.8	$118.7	$472.7

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$441.6	$521.7
Trade Receivables, Less Allowances of $10.9 Million and $10.5 Million as of June 30, 2026 and December 31, 2025, Respectively	580.0	524.2
Inventories	1,377.9	1,321.7
Prepaid Expenses and Other Current Assets	422.4	344.7
Total Current Assets	2,821.9	2,712.3
Net Property, Plant and Equipment	868.7	911.8
Operating Lease Assets	146.0	145.2
Goodwill	6,575.8	6,611.3
Intangible Assets, Net of Amortization	3,230.7	3,418.4
Deferred Income Tax Benefits	37.2	36.2
Other Noncurrent Assets	71.5	85.8
Total Assets	$13,751.8	$13,921.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$642.4	$607.3
Dividends Payable	23.3	23.2
Accrued Compensation and Benefits	204.0	205.5
Accrued Interest	60.1	84.0
Other Accrued Expenses	245.1	281.7
Current Operating Lease Liabilities	40.7	38.5
Current Maturities of Long-Term Debt	24.2	24.1
Total Current Liabilities	1,239.8	1,264.3
Long-Term Debt	4,587.6	4,764.6
Deferred Income Taxes	718.2	752.6
Pension and Other Post Retirement Benefits	99.6	106.0
Noncurrent Operating Lease Liabilities	113.9	114.0
Other Noncurrent Liabilities	69.1	66.2
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 Par Value, 150.0 Million Shares Authorized, 66.6 Million and 66.4 Million Shares Issued and Outstanding as of June 30, 2026 and December 31, 2025, Respectively	0.7	0.7
Additional Paid-In Capital	4,687.8	4,688.5
Retained Earnings	2,364.7	2,230.3
Accumulated Other Comprehensive Loss	(137.7)	(75.4)
Total Regal Rexnord Corporation Shareholders' Equity	6,915.5	6,844.1
Noncontrolling Interests	8.1	9.2
Total Equity	6,923.6	6,853.3
Total Liabilities and Equity	$13,751.8	$13,921.0
See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
March 31, 2026	$0.7	$4,685.7	$2,271.3	$(152.1)	$9.3	$6,814.9
Net Income	—	—	116.6	—	0.2	116.8
Other Comprehensive Income	—	—	—	14.4	0.1	14.5
Dividends Declared ($0.35 Per Share)	—	—	(23.2)	—	—	(23.2)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(0.2)	—	—	—	(0.2)
Share-Based Compensation	—	2.3	—	—	—	2.3
Dividends Declared to Noncontrolling Interests					(1.5)	(1.5)
June 30, 2026	$0.7	$4,687.8	$2,364.7	$(137.7)	$8.1	$6,923.6

March 31, 2025	$0.7	$4,662.2	$2,077.9	$(318.1)	$7.7	$6,430.4
Net Income	—	—	79.2	—	0.4	79.6
Other Comprehensive Income	—	—	—	211.6	0.2	211.8
Dividends Declared ($0.35 Per Share)	—	—	(23.4)	—	—	(23.4)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(0.8)	—	—	—	(0.8)
Share-Based Compensation	—	10.3	—	—	—	10.3
June 30, 2025	$0.7	$4,671.7	$2,133.7	$(106.5)	$8.3	$6,707.9

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Six Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2025	$0.7	$4,688.5	$2,230.3	$(75.4)	$9.2	$6,853.3
Net Income	—	—	181.0	—	0.2	181.2
Other Comprehensive (Loss) Income	—	—	—	(62.3)	0.2	(62.1)
Dividends Declared ($0.70 Per Share)	—	—	(46.6)	—	—	(46.6)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(11.1)	—	—	—	(11.1)
Share-Based Compensation	—	10.4	—	—	—	10.4
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.5)	(1.5)
June 30, 2026	$0.7	$4,687.8	$2,364.7	$(137.7)	$8.1	$6,923.6

December 31, 2024	$0.7	$4,658.0	$2,043.8	$(442.7)	$7.4	$6,267.2
Net Income	—	—	136.5	—	0.6	137.1
Other Comprehensive Income	—	—	—	336.2	0.3	336.5
Dividends Declared ($0.70 Per Share)	—	—	(46.6)	—	—	(46.6)
Common Stock Issued For The Exercise of Share-Based Compensation Awards	—	(6.1)	—	—	—	(6.1)
Share-Based Compensation	—	19.8	—	—	—	19.8
June 30, 2025	$0.7	$4,671.7	$2,133.7	$(106.5)	$8.3	$6,707.9

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$181.2	$137.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	75.8	75.6
Amortization	173.0	172.2
Noncash Lease Expense	23.5	21.8
Share-Based Compensation Expense	10.4	19.8
Financing Fee Expense	4.4	7.3
Loss (Gain) on Sale of Assets	2.9	(8.3)
Benefit from Deferred Income Taxes	(30.8)	(43.1)
Other Non-Cash Changes	(0.6)	2.3
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	(60.5)	318.6
Inventories	(61.5)	(89.8)
Accounts Payable	34.6	57.0
Other Assets and Liabilities	(160.8)	(45.0)
Net Cash Provided by Operating Activities	191.6	625.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(39.9)	(47.0)
Proceeds Received from Sales of Property, Plant and Equipment	2.8	14.8
Proceeds Received from Sale of Businesses, Net of Cash Transferred	—	3.0
Net Cash Used in Investing Activities	(37.1)	(29.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,184.0	859.8
Repayments Under Revolving Credit Facility	(1,111.5)	(876.8)
Proceeds from Long-Term Borrowings	850.0	—
Repayments of Long-Term Borrowings	(1,102.6)	(616.9)
Dividends Paid to Shareholders	(46.6)	(46.6)
Shares Surrendered for Taxes	(15.4)	(7.1)
Proceeds from the Exercise of Stock Options	6.7	1.4
Net Cash Used in Financing Activities	(235.4)	(686.2)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	0.8	16.5
Net Decrease in Cash and Cash Equivalents	(80.1)	(73.4)
Cash and Cash Equivalents at Beginning of Period	521.7	393.5
Cash and Cash Equivalents at End of Period	$441.6	$320.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$92.6	$161.9
Income Taxes	$84.9	$84.8
Noncash Transaction:
Right-of-use asset recognized during the period in exchange for finance lease obligation	$2.2	$23.5

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION

The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2025, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and June 30, 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 20, 2026.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2026.
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
The following table presents contract assets and contract liabilities as of June 30, 2026 and December 31, 2025:

	Current Contract Assets	Noncurrent Contract Assets	Current Contract Liabilities
Balance as of June 30, 2026	$127.1	$3.7	$20.8
Balance as of December 31, 2025	83.5	—	34.5
For the six months ended June 30, 2026, the company recognized revenue of $23.9 million from contract liabilities which existed as of December 31, 2025. Contract assets and contract liabilities were not material as of June 30, 2025 and December 31, 2024.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2026, we estimated that approximately $884.0 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied), with 11.9% expected to be recognized in the remainder of 2026, 71.4% in 2027, and 16.7% thereafter. These amounts exclude revenue allocated to remaining performance obligations for contracts with original terms of 12 months or less.

Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by geographical region:

	Three Months Ended
June 30, 2026	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$340.6	$440.4	$300.4	$1,081.4
Asia	22.9	48.7	61.0	132.6
Europe	96.5	129.0	36.6	262.1
Rest-of-World	17.7	51.3	13.3	82.3
Total	$477.7	$669.4	$411.3	$1,558.4

	Three Months Ended
June 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$270.8	$432.2	$344.3	$1,047.3
Asia	30.8	44.5	42.6	117.9
Europe	89.0	123.4	36.0	248.4
Rest-of-World	20.5	49.7	12.3	82.5
Total	$411.1	$649.8	$435.2	$1,496.1

	Six Months Ended
June 30, 2026	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$655.3	$868.3	$578.6	$2,102.2
Asia	43.4	90.9	111.7	246.0
Europe	199.6	257.5	70.5	527.6
Rest-of-World	36.5	101.0	24.2	161.7
Total	$934.8	$1,317.7	$785.0	$3,037.5

	Six Months Ended
June 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$531.7	$847.1	$670.8	$2,049.6
Asia	54.3	78.3	80.3	212.9
Europe	182.4	246.3	69.8	498.5
Rest-of-World	39.0	90.8	23.4	153.2
Total	$807.4	$1,262.5	$844.3	$2,914.2

Inventories

The following table presents approximate percentage distribution between major classes of inventories:

	June 30, 2026	December 31, 2025
Raw Material and Work in Process	62.0%	63.4%
Finished Goods and Purchased Parts	38.0%	36.6%
Inventories are stated at the lower of cost or net realizable value, using the FIFO cost method. Material, labor and factory overhead costs are included in the inventories.

Property, Plant, and Equipment

The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	June 30, 2026	December 31, 2025
Land and Improvements		$128.3	$130.6
Buildings and Improvements	3 - 50	431.0	434.8
Machinery and Equipment	3 - 15	1,338.0	1,314.8
Property, Plant and Equipment		1,897.3	1,880.2
Less: Accumulated Depreciation		(1,028.6)	(968.4)
Net Property, Plant and Equipment		$868.7	$911.8

As of June 30, 2026 and December 31, 2025, $66.1 million and $66.7 million of right-of-use assets arising from finance leases were included in Net Property, Plant and Equipment, respectively.

Supplier Finance Program

The Company's supplier finance program with Bank of America (the "Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, were $49.8 million and $42.0 million as of June 30, 2026 and December 31, 2025, respectively.

Tariffs

On February 20, 2026, the US Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA.

On April 20, 2026, the US Customs and Border Protection (“CBP”) launched the Consolidated Administration and Processing of Entries (“CAPE”) system to manage the initial phases of refund claims. Based on the CBP-established eligibility criteria, we submitted $38.1 million of IEEPA tariff refund claims to date, of which we have received $21.0 million in cash as of June 30, 2026. Under a loss recovery model, we concluded that all submitted and accepted IEEPA tariff refund claims are probable of recovery and, therefore, recognized $38.1 million in the second quarter 2026. Of the $38.1 million, $32.0 million was recorded as a reduction to Cost of Sales and $1.0 million as Interest Income in the Condensed Consolidated Statement of Income and $5.1 million as a reduction to Inventories in the Condensed Consolidated Balance Sheet. We recorded a receivable of $17.1 million in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet as of June 30, 2026.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and pension and post retirement liability adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI"), a component of Total Equity.
The following tables present changes in AOCI by component for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
June 30, 2026	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$13.3	$(21.5)	$(143.9)	$(152.1)
Other Comprehensive Income (Loss) before Reclassifications	14.4	—	8.2	22.6
Gain Reclassified from AOCI	(5.9)	(0.4)	—	(6.3)
Tax Impact	(2.0)	0.1	—	(1.9)
Net Current Period Other Comprehensive Income (Loss)	6.5	(0.3)	8.2	14.4
Ending Balance	$19.8	$(21.8)	$(135.7)	$(137.7)

June 30, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$0.2	$(22.6)	$(295.7)	$(318.1)
Other Comprehensive Income (Loss) before Reclassifications	4.7	—	209.4	214.1
Gain Reclassified from AOCI	(1.5)	(0.2)	—	(1.7)
Tax Impact	(0.8)	—	—	(0.8)
Net Current Period Other Comprehensive Income (Loss)	2.4	(0.2)	209.4	211.6
Ending Balance	$2.6	$(22.8)	$(86.3)	$(106.5)

	Six Months Ended
June 30, 2026	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$16.3	$(20.9)	$(70.8)	$(75.4)
Other Comprehensive Income (Loss) before Reclassifications	13.1	—	(64.9)	(51.8)
Gain Reclassified from AOCI	(8.6)	(1.2)	—	(9.8)
Tax Impact	(1.0)	0.3	—	(0.7)
Net Current Period Other Comprehensive Income (Loss)	3.5	(0.9)	(64.9)	(62.3)
Ending Balance	$19.8	$(21.8)	$(135.7)	$(137.7)

June 30, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(5.5)	$(21.5)	$(415.7)	$(442.7)
Other Comprehensive Income (Loss) before Reclassifications	11.6	(1.3)	329.4	339.7
Gain Reclassified from AOCI	(0.9)	(0.4)	—	(1.3)
Tax Impact	(2.6)	0.4	—	(2.2)
Net Current Period Other Comprehensive Income (Loss)	8.1	(1.3)	329.4	336.2
Ending Balance	$2.6	$(22.8)	$(86.3)	$(106.5)
The Condensed Consolidated Statements of Income line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 13 - Derivative Financial Instruments.

The reclassification amounts for pension adjustments in the tables above are part of net periodic benefit costs recorded in Other Expense, Net (see also Note 8 - Retirement Plans).

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of October, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the six months ended June 30, 2026:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Balance as of December 31, 2025	$2,078.7	$3,775.4	$757.2	$6,611.3
Translation Adjustments	(19.5)	(14.8)	(1.2)	(35.5)
Balance as of June 30, 2026	$2,059.2	$3,760.6	$756.0	$6,575.8

Cumulative Goodwill Impairment Charges	$5.1	$18.1	$200.4	$223.6

Intangible Assets
Intangible assets consist of the following:

		June 30, 2026			December 31, 2025
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,969.8	$1,306.0	$2,663.8	$3,993.6	$1,188.7	$2,804.9
Technology	13	305.9	142.0	163.9	300.2	131.5	168.7
Trademarks	10	714.1	311.1	403.0	719.1	274.3	444.8
Total Intangibles		$4,989.8	$1,759.1	$3,230.7	$5,012.9	$1,594.5	$3,418.4

Amortization expense recorded for the three and six months ended June 30, 2026 was $86.4 million and $173.0 million, respectively. Amortization expense recorded for the three and six months ended June 30, 2025 was $86.8 million and $172.2 million, respectively.
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
The following sets forth certain financial information attributable to the Company's reportable segments for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
June 30, 2026	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$480.7	$672.0	$411.6	$(5.9)	$1,558.4
Intersegment Sales	3.0	2.6	0.3	(5.9)	—
Net Sales(1)	477.7	669.4	411.3	—	1,558.4
Adjusted Cost of Sales(2)	296.8	383.0	268.6		948.4
Adjusted Engineering, Selling and Administration Expenses(3)	98.7	135.0	71.0		304.7
Other Segment Items(4)	33.7	53.8	2.6		90.1
Income from Operations	48.5	97.6	69.1		215.2
Interest Expense					77.4
Interest Income					(6.2)
Other Expense, Net					0.3
Income before Taxes					143.7
Other Supplemental Disclosures
Amortization	34.6	51.2	0.6		86.4
Depreciation	13.1	16.3	9.1		38.5
Capital Expenditures	7.2	10.4	4.9		22.5

	Three Months Ended
June 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$414.6	$653.8	$435.4	$(7.7)	$1,496.1
Intersegment Sales	3.5	4.0	0.2	(7.7)	—
Net Sales(1)	411.1	649.8	435.2	—	1,496.1
Adjusted Cost of Sales(2)	262.4	371.5	304.2		938.1
Adjusted Engineering, Selling and Administration Expenses(3)	91.7	129.0	67.8		288.5
Other Segment Items(4)	26.6	56.9	3.7		87.2
Income from Operations	30.4	92.4	59.5		182.3
Interest Expense					85.3
Interest Income					(5.1)
Other Expense, Net					0.9
Income before Taxes					101.2
Other Supplemental Disclosures
Amortization	34.5	50.6	1.7		86.8
Depreciation	11.0	15.7	8.8		35.5
Capital Expenditures	10.3	14.1	5.8		30.2

	Six Months Ended
June 30, 2026	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$943.2	$1,322.8	$785.7	$(14.2)	$3,037.5
Intersegment Sales	8.4	5.1	0.7	(14.2)	—
Net Sales(1)	934.8	1,317.7	785.0	—	3,037.5
Adjusted Cost of Sales(2)	597.2	760.0	525.6		1,882.8
Adjusted Engineering, Selling and Administration Expenses(3)	191.1	271.1	137.7		599.9
Other Segment Items(4)	66.5	109.8	10.7		187.0
Income from Operations	80.0	176.8	111.0		367.8
Interest Expense					158.0
Interest Income					(10.9)
Other Expense, Net					0.5
Income before Taxes					220.2
Other Supplemental Disclosures
Amortization	69.3	102.4	1.3		173.0
Depreciation	24.5	33.3	18.0		75.8
Capital Expenditures	13.9	15.6	10.4		39.9

	Six Months Ended
June 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$814.3	$1,270.0	$844.8	$(14.9)	$2,914.2
Intersegment Sales	6.9	7.5	0.5	(14.9)	—
Net Sales(1)	807.4	1,262.5	844.3	—	2,914.2
Adjusted Cost of Sales(2)	508.1	724.2	601.4		1,833.7
Adjusted Engineering, Selling and Administration Expenses(3)	180.5	254.5	135.0		570.0
Other Segment Items(4)	53.3	109.7	5.5		168.5
Income from Operations	65.5	174.1	102.4		342.0
Interest Expense					175.5
Interest Income					(9.3)
Other Expense, Net					1.6
Income before Taxes					174.2
Other Supplemental Disclosures
Amortization	68.4	100.5	3.3		172.2
Depreciation	22.6	35.3	17.7		75.6
Capital Expenditures	16.3	22.3	8.4		47.0

(1)	Represents revenues from external customers.
(2)	Adjusted Cost of Sales includes costs associated with producing goods for sale, such as materials, labor and overhead costs, and intercompany cost of sales. Adjusted Cost of Sales differs from Cost of Sales reported under US GAAP primarily because it includes intercompany cost of sales and excludes certain costs, primarily restructuring and related expenses. The difference is included in Other Segment Items.
(3)	Adjusted Engineering, Selling and Administration Expenses includes operating expenses such as engineering, selling and administration expenses, as well as hedging, foreign currency gains and losses and certain overhead expenses. Adjusted Engineering, Selling and Administration Expenses differs from Operating Expenses reported under US GAAP primarily because it excludes costs such as significant noncash items, restructuring and related costs, and transaction and integration related costs. The difference is included in Other Segment Items.
(4)	Other Segment Items includes other significant noncash items, intangible amortization, as well as restructuring and related costs, transaction and integration related costs, certain overhead expenses and the elimination of intercompany cost of sales.

The following table presents identifiable assets information attributable to the Company's operating segments as of June 30, 2026 and December 31, 2025:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Identifiable Assets as of June 30, 2026	$4,576.0	$7,257.6	$1,918.2	$13,751.8
Identifiable Assets as of December 31, 2025	4,598.6	7,389.1	1,933.3	13,921.0

6. RECEIVABLES SECURITIZATION

On June 30, 2025, Regal Rexnord Receivables Finance LLC, a bankruptcy remote special purpose entity formed as a wholly-owned subsidiary of the Company (“SPE”), entered into a one-year $400.0 million accounts receivable securitization facility (the “Securitization Facility”) with PNC Bank National Association, Wells Fargo Bank, N.A., and Truist Bank (the “Purchasers”). On June 29, 2026, the SPE and the Purchasers renewed the Securitization Facility for eighteen months with an increased facility capacity of $430.0 million. Under the Securitization Facility, certain US subsidiaries of the Company (the “Originators”) transfer their accounts receivable (the “Receivables”) to the SPE, who in turn sells certain of the Receivables (the “Sold Receivables”) to the Purchasers. The Originators service the Receivables on behalf of the Purchasers but have no continuing involvement with the Sold Receivables.

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

The total outstanding balance of accounts receivable sold from the SPE to the Purchasers under the Securitization Facility and derecognized from the Condensed Consolidated Balance Sheet was $373.6 million and $372.5 million as of June 30, 2026 and December 31, 2025, respectively.

Under the Securitization Facility, the Company sold accounts receivable of $1,185.5 million and $368.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Cash collections on the receivables sold for the six months ended June 30, 2026 and June 30, 2025 were $1,184.4 million and $0.0 million, respectively. Cash collections on receivables sold are reflected in Net Cash Provided by Operating Activities in the Condensed Consolidated Statement of Cash Flows.

As of June 30, 2026 and December 31, 2025, unsold accounts receivable of $66.9 million and $64.6 million, respectively, were pledged by the SPE as collateral to the Purchasers.

The Company incurred charges of $3.9 million and $7.6 million associated with the Securitization Facility for the three and six months ended June 30, 2026, respectively, which are reflected in Operating Expenses in the Condensed Consolidated Statement of Income. There were no charges incurred for the three and six months ended June 30, 2025.

7. DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Senior Notes	$3,600.0	$4,700.0
2025 Term Facility	850.0	—
2025 Revolving Facility	72.5	—
Altra Notes	18.1	18.1
Finance Leases	92.4	93.8
Other	7.0	7.2
Less: Debt Issuance Costs	(28.2)	(30.4)
Total	4,611.8	4,788.7
Less: Current Maturities	24.2	24.1
Long-Term Debt	$4,587.6	$4,764.6
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

The fair value of the Senior Notes is based on rates for instruments with comparable maturities and credit quality, which is considered a Level 2 fair value measurement (see also Note 14 - Fair Value). The approximate fair value of the Senior Notes was $3,752.1 million and $4,903.4 million as of June 30, 2026 and December 31, 2025, respectively, compared to a carrying value of $3,600.0 million and $4,700.0 million as of June 30, 2026 and December 31, 2025, respectively. The Company believes that the fair value of all other debt instruments approximates their carrying value.

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

As of June 30, 2026 the Company had no standby letters of credit issued under the 2025 Revolving Facility and $1,427.5 million of available borrowing capacity. The average daily balance in borrowings under the 2025 Revolving Facility was $238.1 million and $187.1 million for the three and six months ended June 30, 2026, respectively. The average daily balance in borrowings under the Multicurrency Revolving Facility was $101.1 million and $91.3 million for the three and six months ended June 30, 2025, respectively. The Company paid a non-use fee of 0.15% as of June 30, 2026 on the aggregate unused amount of the 2025 Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

Weighted average interest rates are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
2025 Term Facility	4.8%		4.8%
Term Facility		6.2%		6.2%
2025 Revolving Facility	4.9%		4.9%
Multicurrency Revolving Facility		6.2%		6.2%

Altra Notes

On March 27, 2023, in connection with the Altra Transaction, the Company assumed $18.1 million aggregate principal amount of 6.125% senior notes due in 2026 (the “Altra Notes”).

The Altra Notes will mature on October 1, 2026 and are presented in Current Maturities of Long-Term Debt in the Condensed Consolidated Balance Sheets. The Altra Notes may be redeemed at the option of the Company on or after October 1, 2023. The Altra Notes are guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries.

Compliance with Financial Covenants

The 2025 Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of June 30, 2026.

Finance Leases

The weighted average discount rate associated with the Company's finance leases was 9.0% as of June 30, 2026 and 6.8% as of June 30, 2025.

8. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components of its defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service Cost	$0.8	$0.7	$1.6	$1.4
Interest Cost	5.3	5.5	10.5	11.0
Expected Return on Plan Assets	(4.9)	(4.6)	(9.7)	(9.2)
Amortization of Prior Service Cost and Net Actuarial Loss	(0.2)	(0.1)	(0.4)	(0.2)
Net Periodic Benefit Expense	$1.0	$1.5	$2.0	$3.0

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Expense, Net on the Company's Condensed Consolidated Statements of Income.
For the three months ended June 30, 2026 and June 30, 2025, the Company contributed $3.0 million and $2.0 million, respectively, to its defined benefit pension plans. For the six months ended June 30, 2026 and June 30, 2025, the Company contributed $5.5 million and $7.1 million, respectively. The Company expects to make total contributions of $18.7 million in 2026. The Company contributed a total of $15.5 million in 2025.
For the three months ended June 30, 2026 and June 30, 2025, the Company contributed $6.4 million and $5.5 million, respectively, to defined contribution plans. For the six months ended June 30, 2026 and June 30, 2025, the Company contributed $19.6 million and $12.8 million, respectively.

9. SHAREHOLDERS’ EQUITY

Share-Based Compensation

Performance share unit awards ("PSUs") consist of the right to shares of the Company's stock awarded to associates of the Company. PSUs vest upon the Board of Director's approval of PSU metric achievement, generally in the first quarter after the conclusion of the three-year overall performance period. PSUs are granted at performance target of 100%.

For the six months ended June 30, 2026, the Company issued 42,568 Performance Share Units ("2026 PSUs"). The 2026 PSUs include two performance metrics: Return on Invested Capital weighted at 75% and Revenue Growth weighted at 25%. The payout for each performance metric ranges from 0% to 200%. The 2026 PSUs also include a 20% modifier (increase or decrease) based on relative Total Shareholder Return (“rTSR”) as compared to the S&P 900 Industrials index, which allows for up to a maximum 240% total payout. The 2026 PSUs are valued using a Monte Carlo simulation model as of the grant date. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued.

The Company recognized approximately $2.3 million and $10.3 million in share-based compensation expense for the three months ended June 30, 2026 and June 30, 2025, respectively, and approximately $10.4 million and $19.8 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense was $0.0 million and $1.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $5.3 million and $2.7 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the six months ended June 30, 2026, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted Stock Units	135,957	$213.56
Performance Share Units	42,568	$245.67

10. INCOME TAXES
The effective tax rate for the three months ended June 30, 2026 was 18.7% versus 21.3% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 was lower than the same period in 2025 primarily due to changes in the amount and mix of pre-tax earnings, the relative impact of permanent and discrete tax items, and benefits from tax planning strategies. The effective tax rate for the six months ended June 30, 2026 and June 30, 2025 was 17.7% and 21.3%, respectively. The effective tax rate for the six months ended June 30, 2026 was lower than the same periods in 2025 primarily due to a discrete tax benefit related to stock option exercises in the current year, changes in the amount and mix of pre-tax earnings, the relative impact of permanent and discrete tax items, and benefits from tax planning strategies.

As of June 30, 2026 and December 31, 2025, the Company had approximately $4.4 million and $4.2 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits in Provision for Income Taxes in the Condensed Consolidated Statements of Income. The Company had $0.5 million and $0.5 million of accrued interest as of June 30, 2026 and December 31, 2025, respectively.
The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The US Internal Revenue Service is currently conducting an audit of the Company's 2022 income tax return. No material deficiencies have been assessed related to ongoing audits as of June 30, 2026.
11. EARNINGS PER SHARE

Diluted earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares was 0.0 million and 0.4 million for the three months ended June 30, 2026 and June 30, 2025, respectively. The amount of the anti-dilutive shares was 0.1 million and 0.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The following table reconciles the basic and diluted shares used in earnings per share calculations for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Denominator for Basic Earnings Per Share	66.6	66.3	66.5	66.3
Effect of Dilutive Securities	0.3	0.2	0.3	0.2
Denominator for Diluted Earnings Per Share	66.9	66.5	66.8	66.5

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning Balance	$30.8	$33.3	$30.6	$33.4
Less: Payments	5.8	3.8	12.9	10.7
Provisions	3.1	6.1	10.5	12.4
Translation Adjustments	—	(2.8)	(0.1)	(2.3)
Ending Balance	$28.1	$32.8	$28.1	$32.8

These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

13. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed using derivative instruments are commodity price risk, currency exchange risk, and interest rate risk. Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps have been utilized in prior years to manage interest rate risk associated with the Company's floating rate borrowings. There are no outstanding interest rate swaps as of June 30, 2026.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of June 30, 2026 or June 30, 2025.

Cash Flow Hedges
The gain or loss on derivatives designated as hedges is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives not designated as hedges are recognized in current earnings.

As of June 30, 2026 and December 31, 2025, the Company had $8.3 million and $3.8 million, respectively, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through December 2027. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	June 30, 2026	December 31, 2025
Copper	$101.6	$78.3

The Company has currency forward contracts with maturities extending through December 2027. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	June 30, 2026	December 31, 2025
Euro	$875.2	$753.9
Chinese Renminbi	475.8	586.4
Mexican Peso	467.3	375.4
Canadian Dollar	193.4	147.3
Swedish Krona	53.2	—
Indian Rupee	43.4	44.8
Australian Dollar	29.6	6.1
British Pound	25.9	16.9

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

Fair values of derivative instruments as of June 30, 2026 and December 31, 2025 were:

	June 30, 2026
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Currency Contracts	$7.4	$0.4	$1.4
Commodity Contracts	8.4	0.4	0.2
Not Designated as Hedging Instruments:
Currency Contracts	3.3	—	8.8
Total Derivatives	$19.1	$0.8	$10.4

	December 31, 2025
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Currency Contracts	$6.0	$0.5	$0.3
Commodity Contracts	9.5	1.1	0.4
Not Designated as Hedging Instruments:
Currency Contracts	5.2	—	2.6
Total Derivatives	$20.7	$1.6	$3.3

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income were:

	Three Months Ended
	June 30, 2026			June 30, 2025
	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$7.5	$6.9	$14.4	$(0.3)	$5.2	$(0.2)	$4.7
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) Recognized in Cost of Sales	3.8	2.1	5.9	(0.5)	(2.9)	—	(3.4)
Gain Recognized in Interest Expense	—	—	—	—	—	4.9	4.9

	Six Months Ended
	June 30, 2026			June 30, 2025
	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$6.4	$6.7	$13.1	$6.8	$7.2	$(2.4)	$11.6
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) Recognized in Cost of Sales	5.2	3.4	8.6	(1.0)	(4.2)	—	(5.2)
Gain Recognized in Interest Expense	—	—	—	—	—	6.1	6.1

Derivatives Not Designated as Cash Flow Hedging Instruments

The effect of currency forwards not designated as cash flow hedges on the Condensed Consolidated Statements of Income were:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(Loss) Gain Recognized in Operating Expenses	$(2.7)	$9.7	$(8.2)	$15.1

The AOCI balance related to hedging activities consists of a $19.8 million gain net of tax as of June 30, 2026 which includes $19.2 million of net current deferred gains expected to be reclassified to the Condensed Consolidated Statement of Comprehensive Income in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of June 30, 2026 and December 31, 2025.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	June 30, 2026
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$19.9	$(2.8)	$17.1
Liabilities	10.4	(2.8)	7.6

	December 31, 2025
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$22.3	$(2.2)	$20.1
Liabilities	3.3	(2.2)	1.1

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

The fair values of cash equivalents and short-term deposits approximate their carrying values as of June 30, 2026 and December 31, 2025, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 7 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of June 30, 2026 and December 31, 2025.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$10.7	$11.2	Level 2
Derivative Commodity Contracts	8.4	9.5	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	17.7	16.8	Level 1
Derivative Currency Contracts	0.4	0.5	Level 2
Derivative Commodity Contracts	0.4	1.1	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	10.2	2.9	Level 2
Derivative Commodity Contracts	0.2	0.4	Level 2
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

15. RESTRUCTURING ACTIVITIES

The Company incurred restructuring and restructuring-related costs on projects during the three and six months ended June 30, 2026 and June 30, 2025. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning Balance	$9.2	$15.9	$8.7	$16.3
Provision(1)	6.5	5.3	14.5	14.0
Less: Payments	7.3	7.3	14.8	16.4
Ending Balance	$8.4	$13.9	$8.4	$13.9

(1)	Excludes equipment related write-offs and restructuring related depreciation adjustments.

The following table is a reconciliation of expenses by type for restructuring projects for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
	June 30, 2026			June 30, 2025
	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Severance Expense	$2.8	$1.7	$4.5	$1.3	$2.5	$3.8
Facility Related Costs	1.4	0.7	2.1	1.7	0.3	2.0
Other Expenses	0.1	—	0.1	—	(0.5)	(0.5)
Total Restructuring Costs	$4.3	$2.4	$6.7	$3.0	$2.3	$5.3

	Six Months Ended
	June 30, 2026			June 30, 2025
	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Severance Expense	$7.6	$3.5	$11.1	$4.2	$6.3	$10.5
Facility Related Costs	2.4	1.0	3.4	3.6	0.7	4.3
Other Expenses	0.5	—	0.5	0.5	(0.2)	0.3
Total Restructuring Costs	$10.5	$4.5	$15.0	$8.3	$6.8	$15.1

The following table shows the allocation of Restructuring Expenses by segment for the three and six months ended June 30, 2026 and June 30, 2025:

Three Months Ended	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
June 30, 2026	$0.4	$3.8	$2.5	$6.7
June 30, 2025	0.5	4.4	0.4	5.3

Six Months Ended	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
June 30, 2026	$1.5	$7.7	$5.8	$15.0
June 30, 2025	1.1	13.2	0.8	15.1

The Company expects to record aggregate future charges related to restructuring of $13.6 million in the remainder of 2026. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

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

Recent Developments
On July 1, 2026, Aamir Paul succeeded Louis V. Pinkham as the Company’s Chief Executive Officer. The Board of Directors (the “Board”) appointed Mr. Paul to serve on the Board as a director with an initial term continuing until the Company’s 2027 annual meeting of shareholders.

On February 20, 2026, the US Supreme Court ruled that tariffs imposed under IEEPA were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. The Company recorded a $33.0 million pre-tax benefit related to certain IEEPA tariff refunds for the three and six months ended June 30, 2026. There are other IEEPA tariff duties that may be eligible for submission and recovery under future phases of the CAPE refund process, but the ultimate amount and timing of recovery is uncertain at this time. For the year ended December 31, 2026, the Company estimates a pre-tax benefit of $49 million, including $33.0 million recorded for the six months ended June 30, 2026. See Note 2 - Other Financial Information of the Notes to the Condensed Consolidated Financial Statements for more information.

Results of Operations
Three Months Ended June 30, 2026 Compared to June 30, 2025

	Three Months Ended
	June 30, 2026		June 30, 2025
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net Sales
Automation & Motion Control	$477.7		$411.1
Industrial Powertrain Solutions	669.4		649.8
Power Efficiency Solutions	411.3		435.2
Consolidated	$1,558.4		$1,496.1

Gross Profit
Automation & Motion Control	$183.3	38.4%	$154.6	37.6%
Industrial Powertrain Solutions	286.9	42.9%	280.4	43.2%
Power Efficiency Solutions	141.4	34.4%	129.7	29.8%
Consolidated	$611.6	39.2%	$564.7	37.7%

Operating Expenses
Automation & Motion Control	$134.8	28.2%	$124.2	30.2%
Industrial Powertrain Solutions	189.3	28.3%	188.0	28.9%
Power Efficiency Solutions	72.3	17.6%	70.2	16.1%
Consolidated	$396.4	25.4%	$382.4	25.6%

Income from Operations
Automation & Motion Control	$48.5	10.2%	$30.4	7.4%
Industrial Powertrain Solutions	97.6	14.6%	92.4	14.2%
Power Efficiency Solutions	69.1	16.8%	59.5	13.7%
Consolidated	$215.2	13.8%	$182.3	12.2%

Interest Expense	$77.4		$85.3
Interest Income	(6.2)		(5.1)
Other Expense, Net	0.3		0.9
Income before Taxes	143.7		101.2
Provision for Income Taxes	26.9		21.6
Net Income	116.8		79.6
Less: Net Income Attributable to Noncontrolling Interests	0.2		0.4
Net Income Attributable to Regal Rexnord Corporation	$116.6		$79.2

Net sales for the second quarter 2026 were $1,558.4 million, an increase of $62.3 million, or 4.2%, compared to the second quarter 2025. The increase consisted of an organic sales increase of 3.3% and a positive foreign currency translation impact of 1.0%. The increase in organic sales of $48.5 million was driven by a $64.2 million increase within AMC and a $13.0 million increase within IPS, partially offset by a $28.7 million decrease in organic sales within PES. Gross profit for the second quarter 2026 was $611.6 million, an increase of $46.9 million, or 8.3%, compared to the second quarter 2025, primarily driven by a benefit from IEEPA tariff refunds of $32.0 million and an increase of $22.8 million (excluding the benefit from IEEPA tariff refunds) at AMC. Total operating expenses for the second quarter 2026 were $396.4 million, an increase of $14.0 million, or 3.7%, as compared to the second quarter 2025, primarily due to an increase of $10.6 million within AMC.

AMC net sales for the second quarter 2026 were $477.7 million, an increase of $66.6 million, or 16.2%, as compared to the second quarter 2025. The increase consisted of an organic sales increase of 15.6% and a positive foreign currency translation impact of 0.6%. The $64.2 million increase in organic sales reflects broad-based growth, but with particular strength in the data center, discrete automation, and aerospace & defense markets. Gross profit for the second quarter of 2026 was $183.3 million, an increase of $28.7 million, or 18.6%, as compared to the second quarter of 2025, primarily driven by higher sales volumes and a benefit from IEEPA tariff refunds of $5.9 million. Total operating expenses for the second quarter of 2026 were $134.8 million, an increase of $10.6 million, or 8.5%, compared to the second quarter of 2025, primarily driven by labor and benefit costs due to inflation and growth investments.

IPS net sales for the second quarter 2026 were $669.4 million, an increase of $19.6 million, or 3.0%, as compared to the second quarter 2025. The increase primarily consisted of an organic sales increase of 2.0% and a positive foreign currency translation impact of 1.1%. The $13.0 million increase in organic sales largely reflects strong growth in the energy market. Gross profit for the second quarter of 2026 was $286.9 million, an increase of $6.5 million, or 2.3%, as compared to the second quarter of 2025, primarily driven by a benefit from IEEPA tariff refunds of $8.3 million partially offset by sales mix headwinds. Total operating expenses for the second quarter of 2026 were relatively consistent with the second quarter of 2025.

PES net sales for the second quarter 2026 were $411.3 million, a decrease of $23.9 million, or 5.5%, as compared to the second quarter 2025. The decrease consisted of an organic sales decline of 6.6%, partially offset by a positive foreign currency translation impact of 1.1%. The $28.7 million decrease in organic sales primarily reflects weakness in the residential HVAC and pool markets, which was partially offset by growth in the commercial HVAC market. Gross profit for the second quarter of 2026 was $141.4 million, an increase of $11.7 million, or 9.0%, as compared to the second quarter of 2025, primarily driven by a benefit from IEEPA tariff refunds of $17.8 million. Total operating expenses for the second quarter of 2026 were relatively consistent with the second quarter of 2025.

The effective tax rate for the three months ended June 30, 2026 was 18.7% versus 21.3% for the three months ended June 30, 2025. The decrease was primarily due to changes in the amount and mix of pre-tax earnings, the relative impact of permanent and discrete tax items, and benefits from tax planning strategies.

Six Months Ended June 30, 2026 Compared to June 30, 2025

	Six Months Ended
	June 30, 2026		June 30, 2025
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net Sales
Automation & Motion Control	$934.8		$807.4
Industrial Powertrain Solutions	1,317.7		1,262.5
Power Efficiency Solutions	785.0		844.3
Consolidated	$3,037.5		$2,914.2

Gross Profit
Automation & Motion Control	$345.1	36.9%	$312.7	38.7%
Industrial Powertrain Solutions	561.6	42.6%	537.9	42.6%
Power Efficiency Solutions	254.8	32.5%	241.7	28.6%
Consolidated	$1,161.5	38.2%	$1,092.3	37.5%

Operating Expenses
Automation & Motion Control	$265.1	28.4%	$247.2	30.6%
Industrial Powertrain Solutions	384.8	29.2%	363.8	28.8%
Power Efficiency Solutions	143.8	18.3%	139.3	16.5%
Consolidated	$793.7	26.1%	$750.3	25.7%

Income from Operations
Automation & Motion Control	$80.0	8.6%	$65.5	8.1%
Industrial Powertrain Solutions	176.8	13.4%	174.1	13.8%
Power Efficiency Solutions	111.0	14.1%	102.4	12.1%
Consolidated	$367.8	12.1%	$342.0	11.7%

Interest Expense	$158.0		$175.5
Interest Income	(10.9)		(9.3)
Other Expense, Net	0.5		1.6
Income before Taxes	220.2		174.2
Provision for Income Taxes	39.0		37.1
Net Income	181.2		137.1
Less: Net Income Attributable to Noncontrolling Interests	0.2		0.6
Net Income Attributable to Regal Rexnord Corporation	$181.0		$136.5

Net sales increased $123.3 million or 4.2% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase consisted of an organic sales increase of 2.5% and a positive foreign currency translation impact of 1.8%. The increase in organic sales of $71.2 million was driven by a $112.2 million increase within AMC and a $30.0 million increase within IPS, partially offset by a $71.0 million decrease in organic sales within PES. Gross profit increased $69.2 million, or 6.3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a benefit from IEEPA tariff refunds of $32.0 million and increases of $26.5 million and $15.4 million, (excluding the benefit from IEEPA tariff refunds) at AMC and IPS, respectively. Total operating expenses for the six months ended June 30, 2026 increased $43.4 million, or 5.8%, compared to the six months ended June 30, 2025, primarily driven by a $21.0 million increase within IPS and a $17.9 million increase within AMC. Interest expense for the six months ended June 30, 2026 was $158.0 million, a decrease of $17.5 million, or 10.0%, compared to the six months ended June 30, 2025, primarily driven by a reduction in outstanding debt.

AMC net sales for the six months ended June 30, 2026 were $934.8 million, an increase of $127.4 million, or 15.8%, compared to the six months ended June 30, 2025. The increase consisted of an organic sales increase of 13.9% and a positive foreign currency translation impact of 1.9%. The $112.2 million increase in organic sales was primarily driven by broad-based growth, but with particular strength in the data center and discrete automation markets, as well as continued positive trends in the aerospace & defense market. Gross profit increased $32.4 million, or 10.4%, compared to the six months ended June 30, 2025, primarily driven by higher sales volumes and a benefit from IEEPA tariff refunds of $5.9 million. Total operating expenses increased by $17.9 million, or 7.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily driven by labor and benefit costs due to inflation and growth investments, and foreign currency impacts.
IPS net sales for the six months ended June 30, 2026 were $1,317.7 million, an increase of $55.2 million, or 4.4%, compared to the six months ended June 30, 2025. The increase primarily consisted of an organic sales increase of 2.4% and a positive foreign currency translation impact of 2.1%. The $30.0 million increase in organic sales was primarily driven by strength in the general industrial and energy markets. Gross profit increased $23.7 million, or 4.4%, compared to the six months ended June 30, 2025 primarily driven by higher sales volumes, synergy benefits, a benefit from IEEPA tariff refunds of $8.3 million, and lower restructuring and related costs of $4.3 million. Total operating expenses increased $21.0 million, or 5.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily driven by increased labor and benefit costs due to inflation, foreign currency impacts, and a $6.0 million gain on the sale of assets in the first quarter of 2025.
PES net sales for the six months ended June 30, 2026 were $785.0 million, a decrease of $59.3 million, or 7.0%, compared to the six months ended June 30, 2025. The decrease consisted of an organic sales decrease of 8.4%, partially offset by a positive foreign currency translation impact of 1.4%. The $71.0 million decrease in organic sales primarily reflects weakness in the residential HVAC and pool markets, which was partially offset by growth in the commercial HVAC market. Gross profit increased $13.1 million, or 5.4%, as compared to the six months ended June 30, 2025, primarily driven by a benefit from IEEPA tariff refunds of $17.8 million. Total operating expenses for the six months ended June 30, 2026 are relatively consistent with the six months ended June 30, 2025.
The effective tax rate for the six months ended June 30, 2026 was 17.7% versus 21.3% for the six months ended June 30, 2025. The decrease was primarily due to a discrete tax benefit related to stock option exercises in the current year, changes in the amount and mix of pre-tax earnings, the relative impact of permanent and discrete tax items, and benefits from tax planning strategies.

Non-GAAP Measures

As noted above, we disclose organic sales and organic sales growth as non-GAAP financial measures, and we reconcile these measures in the table below to GAAP net sales. We believe that these non-GAAP financial measures are useful measures for providing investors with additional information regarding our results of operations and for helping investors understand and compare our operating results across accounting periods and compared to our peers. This additional non-GAAP information is not meant to be considered in isolation or as a substitute for the Company's results of operations prepared and presented in accordance with GAAP.

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total Regal Rexnord
Net Sales Three Months Ended Jun 30, 2026	$477.7	$669.4	$411.3	$1,558.4
Impact from Foreign Currency Exchange Rates	(2.4)	(7.5)	(4.8)	(14.7)
Organic Sales Three Months Ended Jun 30, 2026	$475.3	$661.9	$406.5	$1,543.7

Net Sales Three Months Ended Jun 30, 2025	$411.1	$649.8	$435.2	$1,496.1
Net Sales from Businesses Divested	—	(0.9)	—	(0.9)
Adjusted Net Sales Three Months Ended Jun 30, 2025	$411.1	$648.9	$435.2	$1,495.2

Three Months Ended Jun 30, 2026 Net Sales Growth %	16.2%	3.0%	(5.5)%	4.2%
Three Months Ended Jun 30, 2026 Foreign Currency Impact %	0.6%	1.1%	1.1%	1.0%
Three Months Ended Jun 30, 2026 Divestitures %	—%	(0.1)%	—%	(0.1)%
Three Months Ended Jun 30, 2026 Organic Sales Growth %	15.6%	2.0%	(6.6)%	3.3%

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total Regal Rexnord
Net Sales Six Months Ended Jun 30, 2026	$934.8	$1,317.7	$785.0	$3,037.5
Impact from Foreign Currency Exchange Rates	(15.2)	(26.7)	(11.7)	(53.6)
Organic Sales Six Months Ended Jun 30, 2026	$919.6	$1,291.0	$773.3	$2,983.9

Net Sales Six Months Ended Jun 30, 2025	$807.4	$1,262.5	$844.3	$2,914.2
Net Sales from Businesses Divested	—	(1.5)	—	(1.5)
Adjusted Net Sales Six Months Ended Jun 30, 2025	$807.4	$1,261.0	$844.3	$2,912.7

Six Months Ended Jun 30, 2026 Net Sales Growth %	15.8%	4.4%	(7.0)%	4.2%
Six Months Ended Jun 30, 2026 Foreign Currency Impact %	1.9%	2.1%	1.4%	1.8%
Six Months Ended Jun 30, 2026 Divestitures %	—%	(0.1)%	—%	(0.1)%
Six Months Ended Jun 30, 2026 Organic Sales Growth %	13.9%	2.4%	(8.4)%	2.5%

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

Cash flow provided by operating activities was $191.6 million for the six months ended June 30, 2026, a $433.9 million decrease from the six months ended June 30, 2025. This decrease was primarily driven by $368.5 million of cash proceeds from the sale of receivables under the Securitization Facility in the second quarter 2025 along with other working capital changes. See Note 6 - Receivables Securitization for additional information regarding the Securitization Facility.

Our working capital was $1,582.1 million as of June 30, 2026, compared to $1,448.0 million as of December 31, 2025, an increase of $134.1 million driven by increases in accounts receivables, inventory, and prepaid expenses and other current assets, partially offset by a decrease in cash.

Cash flow used in investing activities was $37.1 million and 29.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The increase was primarily driven by proceeds received from sales of property, plant and equipment in 2025.

In 2026, we anticipate capital spending for property, plant and equipment to be approximately $120.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the remainder of 2026. We anticipate funding the remaining 2026 capital spending with operating cash flows.

Cash flow used in financing activities was $235.4 million and $686.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. We made net debt repayments of $180.1 million during the six months ended June 30, 2026, compared to net debt repayments of $633.9 million during the six months ended June 30, 2025. The net debt repayments in the current year primarily reflected the repayment of $1,100.0 million of 2026 Senior Notes, partially offset by $850.0 million in proceeds from the 2025 Term Facility and $72.5 million of net borrowings made on the 2025 Revolving Facility during the six months ended June 30, 2026. The net debt repayments in the prior year primarily reflected payments of $615.0 million on the Term Facility and $17.0 million of net payments made on the Multicurrency Revolving Facility during the six months ended June 30, 2025. There were $46.6 million of dividends paid for the six months ended June 30, 2026 and June 30, 2025.

The following table presents selected financial information and statistics as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Cash and Cash Equivalents	$441.6	$521.7
Trade Receivables, Net	580.0	524.2
Inventories	1,377.9	1,321.7
Accounts Payable	642.4	607.3
Working Capital	1,582.1	1,448.0
Current Ratio	2.3:1	2.1:1

As of June 30, 2026, $432.3 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of June 30, 2026, we have repatriated $84.3 million of foreign cash in 2026. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2026.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs and enhancements to existing products, (vi) repurchase our common stock, or (vii) fund other corporate objectives and strategic plans.

The Company borrowed $850.0 million under the 2025 Term Facility on February 12, 2026 and used the proceeds to refinance $1,100.0 million of 2026 Senior Notes. As of June 30, 2026, the Company had $850.0 million outstanding under the 2025 Term Facility and $72.5 million of borrowings under the 2025 Revolving Facility, along with $1,427.5 million of available borrowing capacity. The Company pays a non-use fee on the aggregate unused amount of the 2025 Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

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

The following table sets forth summarized balance sheet information of the Obligor Group as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Total Current Assets	$925.0	$935.1
Goodwill	4,258.8	4,221.2
Intangible Assets, Net of Amortization	1,940.1	1,975.0
Other Noncurrent Assets	797.6	741.7
Total Noncurrent Assets	6,996.5	6,937.9
Total Current Liabilities	661.7	692.7
Long-Term Debt	4,556.0	4,732.0
Other Noncurrent Liabilities	3,535.4	3,462.5
Total Noncurrent Liabilities	8,091.4	8,194.5
Due from Non-Guarantor Subsidiaries	352.4	284.0
Due to Non-Guarantor Subsidiaries	$3,056.6	$2,952.4

The following table sets forth summarized income statement information of the Obligor Group for the six months ended June 30, 2026:

June 30, 2026
Net Sales	$1,643.6
Gross Profit	655.8
Income from Operations	134.1
Interest Expense	148.5
Net Loss	(57.5)
Net Loss Attributable to Regal Rexnord Corporation	(57.5)
Net Sales to Non-Guarantor Subsidiaries	124.7
Interest Expense Due to Non-Guarantors	$61.6

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

Generally, hedges are recorded on the balance sheet at fair value and are accounted for as cash flow hedges, with changes in fair value recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives not designated as hedges are recognized in current earnings.

Interest Rate Risk

We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the 2025 Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of June 30, 2026, we had $3,717.5 million of fixed rate debt and $922.5 million of variable rate debt. Interest rate swaps have been utilized in prior years to manage interest rate risk associated with the Company's floating rate borrowings. There were no outstanding interest rate swaps as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026, derivative currency assets (liabilities) of $10.7 million, $0.4 million, and $(10.2) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Other Accrued Expenses, respectively. As of December 31, 2025, derivative currency assets (liabilities) of $11.2 million, $0.5 million, and $(2.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets and Other Accrued Expenses, respectively. There were unrealized gains on derivatives designated as hedges of $4.9 million and $4.7 million, net of tax, recorded in AOCI as of June 30, 2026 and December 31, 2025, respectively. We had net of tax gains of $4.7 million and $2.3 million, as of June 30, 2026 and December 31, 2025, respectively, related to currency derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items affect earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on June 30, 2026:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Euro	$875.2	$(5.2)	$87.5	$(87.5)
Chinese Renminbi	475.8	2.4	47.6	(47.6)
Mexican Peso	467.3	7.1	46.7	(46.7)
Canadian Dollar	193.4	(1.8)	19.3	(19.3)
Swedish Krona	53.2	0.1	5.3	(5.3)
Indian Rupee	43.4	(1.3)	4.3	(4.3)
Australian Dollar	29.6	(0.3)	3.0	(3.0)
British Pound	25.9	(0.1)	2.6	(2.6)
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

Derivative commodity assets (liabilities) of $8.4 million, $0.4 million and $(0.2) million, were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Other Accrued Expenses, respectively as of June 30, 2026. Derivative commodity assets (liabilities) of $9.5 million, $1.1 million, and $(0.4) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Other Accrued Expenses, respectively as of December 31, 2025. There were unrealized gains on derivatives designated as hedges of $6.6 million and $7.8 million, net of tax, recorded in AOCI as of June 30, 2026 and December 31, 2025, respectively. We had derivative commodity gains of $3.6 million and $1.5 million, net of tax, as of June 30, 2026 and December 31, 2025, respectively, on closed hedge instruments in AOCI that will be realized in earnings when the related hedged items affect earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on June 30, 2026:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$101.6	$8.6	$10.2	$(10.2)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance consists of $19.8 million of gains as of June 30, 2026 which includes $19.2 million of net current deferred gains that are expected to be realized in the next twelve months. The gain or loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2026, we did not acquire any shares in connection with transactions pursuant to equity incentive plans. Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date. There were no repurchases of common stock during the quarter ended June 30, 2026. The maximum value of shares of our common stock remaining available to be purchased as of June 30, 2026 is $145.0 million.

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

Date: August 5, 2026

REGAL REXNORD CORPORATION

By:	/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: August 5, 2026