Form 10-Q
period 2026-09-30
REGAL REXNORD CORP
filed 2026-11-03
CIK 82811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2026 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
On October 29, 2026 the registrant had outstanding 66,597,222 shares of common stock, $0.01 par value per share.

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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Sales	$1,588.0	$1,497.0	$4,625.5	$4,411.2
Cost of Sales	997.8	942.8	2,873.8	2,764.7
Gross Profit	590.2	554.2	1,751.7	1,646.5
Operating Expenses	389.5	379.8	1,183.1	1,130.2
Goodwill Impairment	119.3	—	119.3	—
Total Operating Expenses	508.8	379.8	1,302.4	1,130.2
Income from Operations	81.4	174.4	449.3	516.3
Interest Expense	77.0	87.0	234.9	262.5
Interest Income	(6.5)	(5.3)	(17.3)	(14.6)
Other Expense, Net	0.3	0.8	0.9	2.4
Income before Taxes	10.6	91.9	230.8	266.0
Provision for Income Taxes	22.9	11.9	62.0	49.0
Net (Loss) Income	(12.3)	80.0	168.8	217.0
Less: Net Income Attributable to Noncontrolling Interests	0.2	0.4	0.4	1.1
Net (Loss) Income Attributable to Regal Rexnord Corporation	$(12.5)	$79.6	$168.4	$215.9
(Loss) Earnings Per Share Attributable to Regal Rexnord Corporation:
Basic	$(0.19)	$1.20	$2.53	$3.26
Assuming Dilution	$(0.19)	$1.20	$2.52	$3.25
Weighted Average Number of Shares Outstanding:
Basic	66.6	66.4	66.5	66.3
Assuming Dilution	66.6	66.6	66.9	66.5

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net (Loss) Income	$(12.3)	$80.0	$168.8	$217.0
Other Comprehensive (Loss) Income Net of Tax:
Foreign Currency Translation Adjustments	(17.6)	(3.5)	(82.3)	326.1
Hedging Activities:
Increase in Fair Value of Hedging Activities	3.1	1.7	13.1	10.5
Reclassification of (Gains) Losses Included in Net (Loss) Income	(5.7)	1.2	(12.2)	0.5
Pension and Post Retirement Plans:
Increase in Prior Service Cost and Unrecognized Loss	—	—	—	(1.0)
Amortization of Prior Service Cost and Unrecognized Gain Included in Net Periodic Pension Cost	(0.1)	(0.2)	(1.0)	(0.5)
Other Comprehensive (Loss) Income	(20.3)	(0.8)	(82.4)	335.6
Comprehensive (Loss) Income	(32.6)	79.2	86.4	552.6
Less: Comprehensive Income Attributable to Noncontrolling Interests	0.3	0.5	0.7	1.4
Comprehensive (Loss) Income Attributable to Regal Rexnord Corporation	$(32.9)	$78.7	$85.7	$551.2

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$449.6	$521.7
Trade Receivables, Less Allowances of $10.4 Million and $10.5 Million as of September 30, 2026 and December 31, 2025, Respectively	584.7	524.2
Inventories	1,392.7	1,321.7
Prepaid Expenses and Other Current Assets	466.6	344.7
Total Current Assets	2,893.6	2,712.3
Net Property, Plant and Equipment	853.2	911.8
Operating Lease Assets	140.4	145.2
Goodwill	6,447.8	6,611.3
Intangible Assets, Net of Amortization	3,093.0	3,418.4
Deferred Income Tax Benefits	36.3	36.2
Other Noncurrent Assets	124.5	85.8
Total Assets	$13,588.8	$13,921.0
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$653.4	$607.3
Dividends Payable	23.3	23.2
Accrued Compensation and Benefits	200.2	205.5
Accrued Interest	82.0	84.0
Other Accrued Expenses	283.8	281.7
Current Operating Lease Liabilities	39.1	38.5
Current Maturities of Long-Term Debt	24.7	24.1
Total Current Liabilities	1,306.5	1,264.3
Long-Term Debt	4,427.5	4,764.6
Deferred Income Taxes	685.4	752.6
Pension and Other Post Retirement Benefits	93.7	106.0
Noncurrent Operating Lease Liabilities	111.5	114.0
Other Noncurrent Liabilities	87.7	66.2
Equity:
Regal Rexnord Corporation Shareholders' Equity:
Common Stock, $0.01 Par Value, 150.0 Million Shares Authorized, 66.6 Million and 66.4 Million Shares Issued and Outstanding as of September 30, 2026 and December 31, 2025, Respectively	0.7	0.7
Additional Paid-In Capital	4,696.7	4,688.5
Retained Earnings	2,328.8	2,230.3
Accumulated Other Comprehensive Loss	(158.1)	(75.4)
Total Regal Rexnord Corporation Shareholders' Equity	6,868.1	6,844.1
Noncontrolling Interests	8.4	9.2
Total Equity	6,876.5	6,853.3
Total Liabilities and Equity	$13,588.8	$13,921.0
See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Three Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
June 30, 2026	$0.7	$4,687.8	$2,364.7	$(137.7)	$8.1	$6,923.6
Net (Loss) Income	—	—	(12.5)	—	0.2	(12.3)
Other Comprehensive (Loss) Income	—	—	—	(20.4)	0.1	(20.3)
Dividends Declared ($0.35 Per Share)	—	—	(23.4)	—	—	(23.4)
Common Stock Issued for the Exercise of Share-Based Compensation Awards	—	(0.4)	—	—	—	(0.4)
Share-Based Compensation	—	9.3	—	—	—	9.3
September 30, 2026	$0.7	$4,696.7	$2,328.8	$(158.1)	$8.4	$6,876.5

June 30, 2025	$0.7	$4,671.7	$2,133.7	$(106.5)	$8.3	$6,707.9
Net Income	—	—	79.6	—	0.4	80.0
Other Comprehensive (Loss) Income	—	—	—	(0.9)	0.1	(0.8)
Dividends Declared ($0.35 Per Share)	—	—	(23.3)	—	—	(23.3)
Common Stock Issued for the Exercise of Share-Based Compensation Awards	—	(0.9)	—	—	—	(0.9)
Share-Based Compensation	—	9.4	—	—	—	9.4
September 30, 2025	$0.7	$4,680.2	$2,190.0	$(107.4)	$8.8	$6,772.3

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(Dollars in Millions, Except Per Share Data)

	Nine Months Ended
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
December 31, 2025	$0.7	$4,688.5	$2,230.3	$(75.4)	$9.2	$6,853.3
Net Income	—	—	168.4	—	0.4	168.8
Other Comprehensive (Loss) Income	—	—	—	(82.7)	0.3	(82.4)
Dividends Declared ($1.05 Per Share)	—	—	(69.9)	—	—	(69.9)
Common Stock Issued for the Exercise of Share-Based Compensation Awards	—	(11.5)	—	—	—	(11.5)
Share-Based Compensation	—	19.7	—	—	—	19.7
Dividends Declared to Noncontrolling Interests	—	—	—	—	(1.5)	(1.5)
September 30, 2026	$0.7	$4,696.7	$2,328.8	$(158.1)	$8.4	$6,876.5

December 31, 2024	$0.7	$4,658.0	$2,043.8	$(442.7)	$7.4	$6,267.2
Net Income	—	—	215.9	—	1.1	217.0
Other Comprehensive Income	—	—	—	335.3	0.3	335.6
Dividends Declared ($1.05 Per Share)	—	—	(69.7)	—	—	(69.7)
Common Stock Issued for the Exercise of Share-Based Compensation Awards	—	(6.9)	—	—	—	(6.9)
Share-Based Compensation	—	29.1	—	—	—	29.1
September 30, 2025	$0.7	$4,680.2	$2,190.0	$(107.4)	$8.8	$6,772.3

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$168.8	$217.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities (Net of Acquisitions and Divestitures):
Depreciation	111.2	117.5
Amortization	259.9	259.5
Goodwill Impairment	119.3	—
Noncash Lease Expense	35.1	32.5
Share-Based Compensation Expense	19.7	29.1
Financing Fee Expense	6.5	10.4
Loss (Gain) on Sale of Assets	1.8	(6.2)
Benefit from Deferred Income Taxes	(50.0)	(73.2)
Other Non-Cash Changes	0.8	4.3
Change in Operating Assets and Liabilities, Net of Acquisitions and Divestitures
Receivables	(72.0)	359.3
Inventories	(80.3)	(107.4)
Accounts Payable	49.6	38.7
Other Assets and Liabilities	(159.0)	(58.5)
Net Cash Provided by Operating Activities	411.4	823.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(66.0)	(70.5)
Proceeds Received from Sales of Property, Plant and Equipment	4.2	15.4
Proceeds Received from Sale of Businesses, Net of Cash Transferred	—	3.0
Net Cash Used in Investing Activities	(61.8)	(52.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Revolving Credit Facility	1,860.6	1,143.3
Repayments Under Revolving Credit Facility	(1,589.4)	(1,183.3)
Proceeds from Long-Term Borrowings	850.0	—
Repayments of Long-Term Borrowings	(1,461.2)	(668.4)
Dividends Paid to Shareholders	(69.9)	(69.7)
Shares Surrendered for Taxes	(15.9)	(8.0)
Proceeds from the Exercise of Stock Options	6.8	1.6
Distributions to Noncontrolling Interests	(1.5)	—
Net Cash Used in Financing Activities	(420.5)	(784.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	0.4	20.1
Net (Decrease) Increase in Cash and Cash Equivalents	(70.5)	6.5
Cash and Cash Equivalents at Beginning of Period	521.7	393.5
Cash and Cash Equivalents at End of Period	$451.2	$400.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid For:
Interest	$221.5	$232.0
Income Taxes	$134.2	$128.5
Noncash Transaction:
Right-Of-Use Assets Recognized During the Period in Exchange for Finance Lease Obligations	$3.6	$23.5
Cash and Cash Equivalents Presentation:
Cash and Cash Equivalents	$449.6	$400.0
Assets Held for Sale	1.6	—
Total Cash and Cash Equivalents	$451.2	$400.0

See Accompanying Notes to Condensed Consolidated Financial Statements

REGAL REXNORD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
(Dollars in Millions Except Per Share Data, Unless Otherwise Noted)

1. BASIS OF PRESENTATION

The accompanying (a) Condensed Consolidated Balance Sheet of Regal Rexnord Corporation (the “Company”), as of December 31, 2025, which has been derived from audited Consolidated Financial Statements, and (b) unaudited interim Condensed Consolidated Financial Statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and September 30, 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 20, 2026.
In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2026.
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

For contracts recognized using the cost-based input method, the Company determines the contract asset or contract liability position at each reporting period. Contract assets relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheets. Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized and are recorded in Other Accrued Expenses on the Condensed Consolidated Balance Sheets.
The following table presents contract assets and contract liabilities as of September 30, 2026 and December 31, 2025:

	Current Contract Assets	Current Contract Liabilities
Balance as of September 30, 2026	$136.1	$24.3
Balance as of December 31, 2025	83.5	34.5
The table above excludes $4.1 million of Current Contract Assets and $2.6 million of Noncurrent Contract Assets reclassified to current and noncurrent assets held for sale, respectively, as of September 30, 2026. See Note 3 - Held for Sale for additional information.
For the nine months ended September 30, 2026, the company recognized revenue of $26.2 million from contract liabilities which existed as of December 31, 2025. Contract assets and contract liabilities were not material as of September 30, 2025 and December 31, 2024.
Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2026, we estimated that approximately $812.6 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied), with 9.3% expected to be recognized in the remainder of 2026, 74.8% in 2027, and 15.9% thereafter. These amounts exclude revenue allocated to remaining performance obligations for contracts with original terms of 12 months or less.

Disaggregation of Revenue
The following tables present the Company’s revenues disaggregated by geographical region:

	Three Months Ended
September 30, 2026	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$361.9	$419.5	$332.1	$1,113.5
Asia	24.1	48.2	63.6	135.9
Europe	93.9	127.2	30.3	251.4
Rest-of-World	20.7	54.6	11.9	87.2
Total	$500.6	$649.5	$437.9	$1,588.0

	Three Months Ended
September 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$268.0	$448.0	$341.8	$1,057.8
Asia	24.3	40.4	43.5	108.2
Europe	93.7	125.2	32.9	251.8
Rest-of-World	16.0	48.7	14.5	79.2
Total	$402.0	$662.3	$432.7	$1,497.0

	Nine Months Ended
September 30, 2026	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$1,017.2	$1,287.8	$910.7	$3,215.7
Asia	67.5	139.1	175.3	381.9
Europe	293.5	384.7	100.8	779.0
Rest-of-World	57.2	155.6	36.1	248.9
Total	$1,435.4	$1,967.2	$1,222.9	$4,625.5

	Nine Months Ended
September 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
North America	$799.7	$1,295.1	$1,012.6	$3,107.4
Asia	78.6	118.7	123.8	321.1
Europe	276.1	371.5	102.7	750.3
Rest-of-World	55.0	139.5	37.9	232.4
Total	$1,209.4	$1,924.8	$1,277.0	$4,411.2

Inventories

The following table presents approximate percentage distribution between major classes of inventories (percentages as of September 30, 2026 exclude inventories which have been reclassified to Assets Held for Sale):

	September 30, 2026	December 31, 2025
Raw Material and Work in Process	60.8%	63.4%
Finished Goods and Purchased Parts	39.2%	36.6%
Inventories are stated at the lower of cost or net realizable value, using the FIFO cost method. Material, labor and factory overhead costs are included in the inventories.

Property, Plant, and Equipment
The following table presents property, plant, and equipment by major classification:

	Useful Life in Years	September 30, 2026	December 31, 2025
Land and Improvements		$127.4	$130.6
Buildings and Improvements	3 - 50	431.8	434.8
Machinery and Equipment	3 - 15	1,350.7	1,314.8
Property, Plant and Equipment		1,909.9	1,880.2
Less: Accumulated Depreciation		(1,056.7)	(968.4)
Net Property, Plant and Equipment		$853.2	$911.8
As of September 30, 2026 and December 31, 2025, $64.7 million and $66.7 million of right-of-use assets arising from finance leases were included in Net Property, Plant and Equipment, respectively.

Supplier Finance Program

The Company's supplier finance program with Bank of America (the "Bank") offers the Company's designated suppliers the option to receive payments of outstanding invoices in advance of the invoice maturity dates at a discount. The Company's payment obligation to the Bank remains subject to the respective supplier's invoice maturity date. The Bank acts as a payment agent, making payments on invoices the Company confirms are valid. The supplier finance program is offered for open account transactions only and may be terminated by either the Company or the Bank upon 15 days notice. The Company has not pledged any assets under this program. The Company has not incurred any subscription, service or other fees related to the Company's supplier finance program. The Company's outstanding obligations under the supplier finance program, which are classified within Accounts Payable, were $49.4 million and $42.0 million as of September 30, 2026 and December 31, 2025, respectively.

Tariffs

On February 20, 2026, the US Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA.

On April 20, 2026, the US Customs and Border Protection (“CBP”) launched the Consolidated Administration and Processing of Entries (“CAPE”) system to manage the initial phases of refund claims. Based on the CBP-established eligibility criteria, the Company has submitted $49.8 million of IEEPA tariff refund claims to date, of which $36.4 million was received in cash and $13.4 million was recorded as a receivable in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet as of September 30, 2026. Under a loss recovery model, the Company concluded that all submitted and accepted IEEPA tariff refund claims are probable of recovery. Accordingly, the Company recorded reductions to Cost of Sales of $17.8 million and $49.8 million for the three and nine months ended September 30, 2026, respectively.

Goodwill

The Company evaluates the carrying amount of goodwill annually as of the end of October or more frequently if events or circumstances indicate that the goodwill might be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. Reporting units with recent impairments or those with goodwill resulting from recent acquisitions generally present the highest risk of impairment.

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

During the three months ended September 30, 2026, the Company determined that it was more likely than not that the Company would sell its autonomous mobile solutions ("AMS") business that provides hardware and software navigation solutions for autonomous guided vehicles, which is part of a reporting unit in the Automation & Motion Control ("AMC") segment. The Company identified this as a triggering event for goodwill impairment testing purposes and performed a quantitative test as of August 31, 2026. The Company determined that goodwill was impaired and recorded a goodwill impairment charge of $95.5 million for the reporting unit.

Subsequently, AMS met the criteria to be classified as held for sale and goodwill was allocated to AMS and the retained portion of the reporting unit based on their relative fair values. The Company evaluated AMS as a separate reporting unit and determined that the goodwill allocated to it was fully impaired resulting in an additional impairment charge of $23.8 million.

See Note 5 - Goodwill and Intangible Assets and Note 3 - Held for Sale for more information.

3. HELD FOR SALE

During the third quarter of 2026, the Company committed to a plan to sell its AMS business that provides hardware and software navigation solutions for autonomous guided vehicles included in the AMC segment and initiated the required actions to complete such a sale. As a result, the Company classified the assets and liabilities of AMS as held for sale and recorded a goodwill impairment of $23.8 million in the Condensed Consolidated Statements of Income (Loss) during the three and nine months ended September 30, 2026.

The sale is expected to close within the next twelve months and does not represent a strategic shift that will have a major effect on the Company's operations and financial results and, therefore, did not qualify for presentation as discontinued operations.

As of September 30, 2026, the held for sale assets and liabilities related to AMS are presented in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, Other Accrued Expenses, and Other Noncurrent Liabilities on the Company's Condensed Consolidated Balance Sheet as shown in the table below:

September 30, 2026
Assets Held for Sale
Current Assets Held for Sale	$16.3
Noncurrent Assets Held for Sale	52.4

Liabilities Held for Sale
Current Liabilities Held for Sale	$6.7
Noncurrent Liabilities Held for Sale	13.8

Noncurrent assets held for sale relates primarily to Intangible Assets, Net of Amortization of $46.0 million.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and pension and post retirement liability adjustments are included in Accumulated Other Comprehensive Income (Loss) ("AOCI"), a component of Total Equity.

The following tables present changes in AOCI by component for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended
September 30, 2026	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$19.8	$(21.8)	$(135.7)	$(137.7)
Other Comprehensive Income (Loss) before Reclassifications	4.1	—	(17.7)	(13.6)
Gain Reclassified from AOCI	(7.5)	(0.1)	—	(7.6)
Tax Impact	0.8	—	—	0.8
Net Current Period Other Comprehensive Loss	(2.6)	(0.1)	(17.7)	(20.4)
Ending Balance	$17.2	$(21.9)	$(153.4)	$(158.1)

	Three Months Ended
September 30, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$2.6	$(22.8)	$(86.3)	$(106.5)
Other Comprehensive Income (Loss) before Reclassifications	2.2	—	(3.6)	(1.4)
Loss (Gain) Reclassified from AOCI	1.6	(0.2)	—	1.4
Tax Impact	(0.9)	—	—	(0.9)
Net Current Period Other Comprehensive Income (Loss)	2.9	(0.2)	(3.6)	(0.9)
Ending Balance	$5.5	$(23.0)	$(89.9)	$(107.4)

	Nine Months Ended
September 30, 2026	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning Balance	$16.3	$(20.9)	$(70.8)	$(75.4)
Other Comprehensive Income (Loss) before Reclassifications	17.2	—	(82.6)	(65.4)
Gain Reclassified from AOCI	(16.1)	(1.3)	—	(17.4)
Tax Impact	(0.2)	0.3	—	0.1
Net Current Period Other Comprehensive Income (Loss)	0.9	(1.0)	(82.6)	(82.7)
Ending Balance	$17.2	$(21.9)	$(153.4)	$(158.1)

	Nine Months Ended
September 30, 2025	Hedging Activities	Pension and Post Retirement Benefit Adjustments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(5.5)	$(21.5)	$(415.7)	$(442.7)
Other Comprehensive Income (Loss) before Reclassifications	13.8	(1.3)	325.8	338.3
Loss (Gain) Reclassified from AOCI	0.7	(0.6)	—	0.1
Tax Impact	(3.5)	0.4	—	(3.1)
Net Current Period Other Comprehensive Income (Loss)	11.0	(1.5)	325.8	335.3
Ending Balance	$5.5	$(23.0)	$(89.9)	$(107.4)
The Condensed Consolidated Statements of Income (Loss) line items affected by the hedging activities reclassified from AOCI in the tables above are disclosed in Note 14 - Derivative Financial Instruments.

The reclassification amounts for pension adjustments in the tables above are part of net periodic benefit costs recorded in Other Expense, Net (see also Note 9 - Retirement Plans).

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As required, the Company performs an annual impairment test of goodwill as of the end of October or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value.

The following table presents changes to goodwill during the nine months ended September 30, 2026:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Balance as of December 31, 2025	$2,078.7	$3,775.4	$757.2	$6,611.3
Impairment Charges	(119.3)	—	—	(119.3)
Translation Adjustments	(25.9)	(17.2)	(1.1)	(44.2)
Balance as of September 30, 2026	$1,933.5	$3,758.2	$756.1	$6,447.8

Cumulative Goodwill Impairment Charges	$124.4	$18.1	$200.4	$342.9

Intangible Assets
Intangible assets consist of the following:

		September 30, 2026			December 31, 2025
	Weighted Average Amortization Period (Years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Customer Relationships	15	$3,919.6	$1,355.0	$2,564.6	$3,993.6	$1,188.7	$2,804.9
Technology	13	296.2	146.0	150.2	300.2	131.5	168.7
Trademarks	10	705.6	327.4	378.2	719.1	274.3	444.8
Total Intangibles		$4,921.4	$1,828.4	$3,093.0	$5,012.9	$1,594.5	$3,418.4

Amortization expense recorded for the three and nine months ended September 30, 2026 was $86.9 million and $259.9 million, respectively. Amortization expense recorded for the three and nine months ended September 30, 2025 was $87.3 million and $259.5 million, respectively.
The Company reclassified $60.6 million of intangible asset gross value and $14.6 million of intangible asset accumulated amortization to noncurrent assets held for sale as of September 30, 2026. See Note 3 - Held for Sale for additional information.

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

The following sets forth certain financial information attributable to the Company's reportable segments for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended
September 30, 2026	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$503.4	$652.0	$438.6	$(6.0)	$1,588.0
Intersegment Sales	2.8	2.5	0.7	(6.0)	—
Net Sales(1)	500.6	649.5	437.9	—	1,588.0
Adjusted Cost of Sales(2)	324.1	374.8	297.7		996.6
Adjusted Engineering, Selling and Administration Expenses(3)	98.0	130.0	65.5		293.5
Other Segment Items(4)	159.8	56.1	0.6		216.5
(Loss) Income from Operations	(81.3)	88.6	74.1		81.4
Interest Expense					77.0
Interest Income					(6.5)
Other Expense, Net					0.3
Income before Taxes					10.6
Other Supplemental Disclosures
Amortization	35.2	51.1	0.6		86.9
Depreciation	11.2	15.6	8.6		35.4
Other significant noncash items:
Goodwill Impairment	119.3	—	—		119.3
Capital Expenditures	9.8	10.4	5.9		26.1

	Three Months Ended
September 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$404.6	$665.8	$433.3	$(6.7)	$1,497.0
Intersegment Sales	2.6	3.5	0.6	(6.7)	—
Net Sales(1)	402.0	662.3	432.7	—	1,497.0
Adjusted Cost of Sales(2)	258.6	388.3	300.5		947.4
Adjusted Engineering, Selling and Administration Expenses(3)	93.2	136.0	67.1		296.3
Other Segment Items(4)	27.5	51.9	(0.5)		78.9
Income from Operations	22.7	86.1	65.6		174.4
Interest Expense					87.0
Interest Income					(5.3)
Other Expense, Net					0.8
Income before Taxes					91.9
Other Supplemental Disclosures
Amortization	34.6	51.1	1.6		87.3
Depreciation	14.8	17.9	9.2		41.9
Capital Expenditures	7.4	10.0	6.1		23.5

	Nine Months Ended
September 30, 2026	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$1,446.6	$1,974.7	$1,224.3	$(20.1)	$4,625.5
Intersegment Sales	11.2	7.5	1.4	(20.1)	—
Net Sales(1)	1,435.4	1,967.2	1,222.9	—	4,625.5
Adjusted Cost of Sales(2)	921.3	1,134.8	823.3		2,879.4
Adjusted Engineering, Selling and Administration Expenses(3)	289.1	401.1	203.2		893.4
Other Segment Items(4)	226.3	165.8	11.3		403.4
(Loss) Income from Operations	(1.3)	265.5	185.1		449.3
Interest Expense					234.9
Interest Income					(17.3)
Other Expense, Net					0.9
Income before Taxes					230.8
Other Supplemental Disclosures
Amortization	104.5	153.5	1.9		259.9
Depreciation	35.7	48.9	26.6		111.2
Other significant noncash items:
Goodwill Impairment	119.3	—	—		119.3
Capital Expenditures	23.7	26.0	16.3		66.0

	Nine Months Ended
September 30, 2025	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Eliminations	Total
Total Sales	$1,218.9	$1,935.8	$1,278.1	$(21.6)	$4,411.2
Intersegment Sales	9.5	11.0	1.1	(21.6)	—
Net Sales(1)	1,209.4	1,924.8	1,277.0	—	4,411.2
Adjusted Cost of Sales(2)	766.8	1,112.4	901.8		2,781.0
Adjusted Engineering, Selling and Administration Expenses(3)	273.7	390.5	202.0		866.2
Other Segment Items(4)	80.7	161.7	5.3		247.7
Income from Operations	88.2	260.2	167.9		516.3
Interest Expense					262.5
Interest Income					(14.6)
Other Expense, Net					2.4
Income before Taxes					266.0
Other Supplemental Disclosures
Amortization	103.0	151.6	4.9		259.5
Depreciation	37.4	53.2	26.9		117.5
Capital Expenditures	23.7	32.3	14.5		70.5

(1)	Represents revenues from external customers.
(2)	Adjusted Cost of Sales includes costs associated with producing goods for sale, such as materials, labor and overhead costs, and intercompany cost of sales. Adjusted Cost of Sales differs from Cost of Sales reported under US GAAP primarily because it includes intercompany cost of sales and excludes certain costs, primarily restructuring and related expenses. The difference is included in Other Segment Items.
(3)	Adjusted Engineering, Selling and Administration Expenses includes operating expenses such as engineering, selling and administration expenses, as well as hedging, foreign currency gains and losses and certain overhead expenses. Adjusted Engineering, Selling and Administration Expenses differs from Operating Expenses reported under US GAAP primarily because it excludes costs such as significant noncash items, restructuring and related costs, and transaction and integration related costs. The difference is included in Other Segment Items.
(4)	Other Segment Items includes other significant noncash items, intangible amortization, as well as restructuring and related costs, transaction and integration related costs, certain overhead expenses and the elimination of intercompany cost of sales.

The following table presents identifiable assets information attributable to the Company's operating segments as of September 30, 2026 and December 31, 2025:

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
Identifiable Assets as of September 30, 2026	$4,486.9	$7,172.9	$1,929.0	$13,588.8
Identifiable Assets as of December 31, 2025	4,598.6	7,389.1	1,933.3	13,921.0

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

Transfers of the Sold Receivables from the SPE to the Purchasers are accounted for as a sale of financial assets, resulting in derecognition of the Sold Receivables from the Company’s Condensed Consolidated Financial Statements. These sales are priced at the face value of the Sold Receivables less a fair market value discount, resulting in a loss on the Sold Receivables recorded in Operating Expenses in the Condensed Consolidated Statements of Income (Loss). The Sold Receivables are no longer available to satisfy creditors of any Originator in the event of bankruptcy. The SPE also retains certain Receivables as collateral to the Purchasers as a guarantee of cash collections on the Sold Receivables (the “Collateral”), which is recorded in Trade Receivables, Less Allowances in the Condensed Consolidated Balance Sheets.

The Securitization Facility is structured on a revolving basis under which the Purchasers reinvest the cash collections in the Securitization Facility and purchase additional Receivables.

The total outstanding balance of accounts receivable sold from the SPE to the Purchasers under the Securitization Facility and derecognized from the Condensed Consolidated Balance Sheets was $375.8 million and $372.5 million as of September 30, 2026 and December 31, 2025, respectively.

Under the Securitization Facility, the Company sold accounts receivable and collected cash on receivables sold as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Accounts Receivable Sold	$1,741.8	$1,036.5
Cash Collections on Receivables Sold	1,738.5	638.2
Net Cash Flow	$3.3	$398.3

The net cash flows are reflected in Net Cash Provided by Operating Activities in the Condensed Consolidated Statements of Cash Flows.

As of September 30, 2026 and December 31, 2025, unsold accounts receivable of $71.3 million and $64.6 million, respectively, were pledged by the SPE as collateral to the Purchasers.

The Company incurred charges of $4.3 million and $11.9 million associated with the Securitization Facility for the three and nine months ended September 30, 2026, respectively, which are reflected in Operating Expenses in the Condensed Consolidated Statements of Income (Loss). For the three and nine months ended September 30, 2025, such charges were $5.0 million.

8. DEBT AND BANK CREDIT FACILITIES

The Company’s indebtedness as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Senior Notes	$3,600.0	$4,700.0
2025 Term Facility	500.0	—
2025 Revolving Facility(1)	268.8	—
Altra Notes	18.1	18.1
Finance Leases	92.3	93.8
Other	—	7.2
Less: Debt Issuance Costs	(27.0)	(30.4)
Total	4,452.2	4,788.7
Less: Current Maturities	24.7	24.1
Long-Term Debt	$4,427.5	$4,764.6

(1)	Includes €230.0 million of Euro-denominated borrowings, or $260.9 million, reflected at the applicable exchange rate at September 30, 2026.
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

The fair value of the Senior Notes is based on rates for instruments with comparable maturities and credit quality, which is considered a Level 2 fair value measurement (see also Note 15 - Fair Value). The approximate fair value of the Senior Notes was $3,634.8 million and $4,903.4 million as of September 30, 2026 and December 31, 2025, respectively, compared to a carrying value of $3,600.0 million and $4,700.0 million as of September 30, 2026 and December 31, 2025, respectively. The Company believes that the fair value of all other debt instruments approximates their carrying value.

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

The Company borrowed $850.0 million under the 2025 Term Facility on February 12, 2026 and used the proceeds to refinance the 2026 Senior Notes. Per the terms of the 2025 Credit Agreement, prepayments can be made without penalty. The Company made a prepayment of $350.0 million on September 25, 2026. Borrowings under the 2025 Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowing (SOFR or an alternative base rate for US Dollar borrowings) or at an alternative base rate, in each case, plus an applicable margin.

As of September 30, 2026 the Company had no standby letters of credit issued under the 2025 Revolving Facility and $1,231.2 million of available borrowing capacity. The average daily balance in borrowings under the 2025 Revolving Facility was $125.6 million and $166.4 million for the three and nine months ended September 30, 2026, respectively. The average daily balance in borrowings under the Multicurrency Revolving Facility was $72.8 million and $84.7 million for the three and nine months ended September 30, 2025, respectively. The Company paid a non-use fee of 0.15% as of September 30, 2026 on the aggregate unused amount of the 2025 Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

Weighted average interest rates are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
2025 Term Facility	4.8%		4.8%
Term Facility		6.2%		6.2%
2025 Revolving Facility	4.7%		4.9%
Multicurrency Revolving Facility		5.7%		6.0%

Altra Notes

On March 27, 2023, in connection with the Altra Transaction, the Company assumed $18.1 million aggregate principal amount of 6.125% senior notes due in 2026 (the “Altra Notes”).

The Altra Notes matured on October 1, 2026 and are presented in Current Maturities of Long-Term Debt in the Condensed Consolidated Balance Sheets. The Altra Notes were guaranteed on a senior unsecured basis by certain of the Company's domestic subsidiaries. Upon maturation on October 1, 2026, the Company repaid the aggregate principal outstanding.

Compliance with Financial Covenants

The 2025 Credit Agreement requires the Company to meet specified financial ratios and to satisfy certain financial condition tests. The Company was in compliance with all financial covenants as of September 30, 2026.

Finance Leases

The weighted average discount rate associated with the Company's finance leases was 9.0% as of September 30, 2026 and 6.9% as of September 30, 2025.

9. RETIREMENT PLANS

The following table presents the Company’s net periodic benefit cost (income) components of its defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service Cost	$0.8	$0.7	$2.4	$2.1
Interest Cost	5.2	5.5	15.7	16.5
Expected Return on Plan Assets	(4.8)	(4.6)	(14.5)	(13.8)
Amortization of Prior Service Cost and Net Actuarial Loss	(0.2)	(0.1)	(0.6)	(0.3)
Net Periodic Benefit Expense	$1.0	$1.5	$3.0	$4.5

The service cost component is included in Cost of Sales and Operating Expenses. All other components of net periodic benefit costs are included in Other Expense, Net on the Company's Condensed Consolidated Statements of Income (Loss).
For the three months ended September 30, 2026 and September 30, 2025, the Company contributed $7.8 million and $6.5 million, respectively, to its defined benefit pension plans. For the nine months ended September 30, 2026 and September 30, 2025, the Company contributed $13.3 million and $13.6 million, respectively. The Company expects to make total contributions of $17.2 million in 2026. The Company contributed a total of $15.5 million in 2025.
For the three months ended September 30, 2026 and September 30, 2025, the Company contributed $7.0 million and $6.2 million, respectively, to defined contribution plans. For the nine months ended September 30, 2026 and September 30, 2025, the Company contributed $26.6 million and $19.0 million, respectively.

10. SHAREHOLDERS’ EQUITY

Share-Based Compensation

Performance share unit awards ("PSUs") consist of the right to shares of the Company's stock awarded to employees of the Company. PSUs vest upon the Board of Director's approval of PSU metric achievement, generally in the first quarter after the conclusion of the three-year overall performance period. PSUs are granted at performance target of 100%.

For the nine months ended September 30, 2026, the Company issued 61,600 Performance Share Units ("2026 PSUs"). The 2026 PSUs include two performance metrics: Return on Invested Capital weighted at 75% and Revenue Growth weighted at 25%. The payout for each performance metric ranges from 0% to 200%. The 2026 PSUs also include a 20% modifier (increase or decrease) based on relative Total Shareholder Return (“rTSR”) as compared to the S&P 900 Industrials index, which allows for up to a maximum 240% total payout. The 2026 PSUs are valued using a Monte Carlo simulation model as of the grant date. As set forth in the individual grant agreements, acceleration of vesting may occur under a change in control, death or disability. There are no voting rights with these instruments until vesting occurs and a share of stock is issued.

The Company recognized approximately $9.3 million and $9.4 million in share-based compensation expense for the three months ended September 30, 2026 and September 30, 2025, respectively, and approximately $19.7 million and $29.1 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income (Loss) for share-based compensation expense was $0.3 million and $0.9 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $5.6 million and $3.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The Company recognizes compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

During the nine months ended September 30, 2026, the Company granted the following share-based incentive awards:

Award Type	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted Stock Units	189,726	$216.05
Performance Share Units	61,600	$249.63

11. INCOME TAXES
The effective tax rate for the three months ended September 30, 2026 and September 30, 2025 was 216.0% and 12.9%, respectively. The effective tax rate for the three months ended September 30, 2026 was higher than the same period in 2025 primarily due to a non-deductible goodwill impairment.

The effective tax rate for the nine months ended September 30, 2026 and September 30, 2025 was 26.9% and 18.4%, respectively. The effective tax rate for the nine months ended September 30, 2026 was higher than the same period in 2025 primarily due to the relative impact of permanent and discrete tax items, including a non-deductible goodwill impairment in the current year, partially offset by benefits from tax planning strategies.

As of September 30, 2026 and December 31, 2025, the Company had approximately $10.7 million and $4.2 million, respectively, of unrecognized tax benefits, all of which would impact the effective income tax rate if recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits in Provision for Income Taxes in the Condensed Consolidated Statements of Income (Loss). The Company had $0.6 million and $0.5 million of accrued interest as of September 30, 2026 and December 31, 2025, respectively.
The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The US Internal Revenue Service has settled an audit of the Company's 2022 income tax return during the third quarter 2026, which did not result in any material adjustments. No material deficiencies have been assessed related to ongoing audits as of September 30, 2026.
12. (LOSS) EARNINGS PER SHARE

Diluted (loss) earnings per share is calculated based upon earnings applicable to common shares divided by the weighted-average number of common shares outstanding during the period adjusted for the effect of other dilutive securities. The amount of the anti-dilutive shares was 0.4 million and 0.3 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The amount of the anti-dilutive shares was 0.1 million and 0.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The following table reconciles the basic and diluted shares used in (loss) earnings per share calculations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Denominator for Basic (Loss) Earnings Per Share	66.6	66.4	66.5	66.3
Effect of Dilutive Securities	—	0.2	0.4	0.2
Denominator for Diluted (Loss) Earnings Per Share	66.6	66.6	66.9	66.5

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

The Company recognizes the cost associated with its standard warranty on its products at the time of sale. The amount recognized is based on historical experience. The following table presents a reconciliation of the changes in accrued warranty costs for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning Balance	$28.1	$32.8	$30.6	$33.4
Less: Payments	6.0	3.9	18.9	14.6
Provisions	5.9	4.9	16.4	17.3
Reclassification to Liabilities Held for Sale	(0.2)	—	(0.2)	—
Translation Adjustments	—	(2.0)	(0.1)	(4.3)
Ending Balance	$27.8	$31.8	$27.8	$31.8

These liabilities are included in Other Accrued Expenses and Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets.

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed using derivative instruments are commodity price risk, currency exchange risk, and interest rate risk. Forward contracts on certain commodities are entered into to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. Forward contracts on certain currencies are entered into to manage forecasted cash flows in certain foreign currencies. Interest rate swaps have been utilized in prior years to manage interest rate risk associated with the Company's floating rate borrowings. There are no outstanding interest rate swaps as of September 30, 2026.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates commodity forward contracts as cash flow hedges of forecasted purchases of commodities, currency forward contracts as cash flow hedges of forecasted foreign currency cash flows and interest rate swaps as cash flow hedges of forecasted SOFR-based interest payments. There were no significant collateral deposits on derivative financial instruments as of September 30, 2026 or September 30, 2025.

Cash Flow Hedges
The gain or loss on derivatives designated as hedges is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives not designated as hedges are recognized in current earnings.

As of September 30, 2026 and December 31, 2025, the Company had $8.4 million and $3.8 million, respectively, net of tax, of derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items impact earnings.

The Company has commodity forward contracts to hedge forecasted purchases of commodities with maturities extending through March 2028. The notional amounts expressed in terms of the dollar value of the hedged item were as follows:

	September 30, 2026	December 31, 2025
Copper	$115.3	$78.3

The Company has currency forward contracts with maturities extending through March 2028. The notional amounts expressed in terms of the dollar value of the hedged currency were as follows:

	September 30, 2026	December 31, 2025
Euro	$2,148.7	$753.9
Chinese Renminbi	556.6	586.4
Mexican Peso	502.1	375.4
Canadian Dollar	180.3	147.3
Swedish Krona	58.7	—
Indian Rupee	33.2	44.8
Australian Dollar	30.5	6.1
British Pound	27.6	16.9

The Company entered into two receive variable/pay-fixed forward starting non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million, which were terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps were recognized as a reduction of interest expense via the effective interest rate method through June 2025 when the balances under the related Term Facility were repaid. The Company entered into two additional receive variable/pay-fixed forward starting non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million and scheduled expiration in March 2027. These swaps were terminated on June 30, 2025 in connection with the repayment of the related Term Facility, resulting in cash proceeds and a recognized gain of $3.1 million, which was recorded in Interest Expense on the Condensed Consolidated Statements of Income (Loss).

Fair values of derivative instruments as of September 30, 2026 and December 31, 2025 were:

	September 30, 2026
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Designated as Hedging Instruments:
Currency Contracts	$3.4	$—	$1.8	$0.4
Commodity Contracts	9.8	0.8	0.3	—
Not Designated as Hedging Instruments:
Currency Contracts	7.9	—	15.0	—
Total Derivatives	$21.1	$0.8	$17.1	$0.4

	December 31, 2025
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses
Designated as Hedging Instruments:
Currency Contracts	$6.0	$0.5	$0.3
Commodity Contracts	9.5	1.1	0.4
Not Designated as Hedging Instruments:
Currency Contracts	5.2	—	2.6
Total Derivatives	$20.7	$1.6	$3.3

Derivatives Designated as Cash Flow Hedging Instruments

The effect of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Comprehensive Income (Loss) were:

	Three Months Ended
	September 30, 2026			September 30, 2025
	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$6.6	$(2.5)	$4.1	$(0.7)	$2.9	$2.2
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) Recognized in Cost of Sales	4.1	3.4	7.5	(0.1)	(1.5)	(1.6)

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Commodity Forwards	Currency Forwards	Total	Commodity Forwards	Currency Forwards	Interest Rate Swaps	Total
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	$13.0	$4.2	$17.2	$6.1	$10.1	$(2.4)	$13.8
Amounts Reclassified from Other Comprehensive Income (Loss):
Gain (Loss) Recognized in Cost of Sales	9.4	6.7	16.1	(1.1)	(5.7)	—	(6.8)
Gain Recognized in Interest Expense	—	—	—	—	—	6.1	6.1

Derivatives Not Designated as Cash Flow Hedging Instruments

The effect of currency forwards not designated as cash flow hedges on the Condensed Consolidated Statements of Income (Loss) were:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(Loss) Gain Recognized in Operating Expenses	$(4.7)	$(3.6)	$(12.9)	$11.6

The AOCI balance related to hedging activities consists of a $17.2 million gain net of tax as of September 30, 2026 which includes $16.9 million of net current deferred gains expected to be reclassified to the Condensed Consolidated Statement of Comprehensive Income (Loss) in the next twelve months. There were no gains or losses reclassified from AOCI to earnings based on the probability that the forecasted transaction would not occur.

The Company's commodity and currency derivative contracts are subject to master netting agreements with the respective counterparties which allow the Company to net settle transactions with a single net amount payable by one party to another party. The Company has elected to present the derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis as of September 30, 2026 and December 31, 2025.

The following table presents on a net basis the derivative assets and liabilities that are subject to right of offset under enforceable master netting agreements:

	September 30, 2026
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$21.9	$(5.2)	$16.7
Liabilities	17.5	(5.2)	12.3

	December 31, 2025
	Gross Amounts as Presented on the Condensed Consolidated Balance Sheet	Derivative Contract Amounts Subject to Right of Offset	Derivative Contracts as Presented on a Net Basis
Assets	$22.3	$(2.2)	$20.1
Liabilities	3.3	(2.2)	1.1

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

The fair values of cash equivalents and short-term deposits approximate their carrying values as of September 30, 2026 and December 31, 2025, due to the short period of time to maturity and are classified using Level 1 inputs. The fair values of trade receivables and accounts payable approximate the carrying values due to the short period of time to maturity. See Note 8 - Debt and Bank Credit Facilities for disclosure of the approximate fair value of the Company's debt as of September 30, 2026 and December 31, 2025.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025	Classification
Assets:
Prepaid Expenses and Other Current Assets:
Derivative Currency Contracts	$11.3	$11.2	Level 2
Derivative Commodity Contracts	9.8	9.5	Level 2
Other Noncurrent Assets:
Assets Held in Rabbi Trust	17.9	16.8	Level 1
Derivative Currency Contracts	—	0.5	Level 2
Derivative Commodity Contracts	0.8	1.1	Level 2
Liabilities:
Other Accrued Expenses:
Derivative Currency Contracts	16.8	2.9	Level 2
Derivative Commodity Contracts	0.3	0.4	Level 2
Other Noncurrent Liabilities:
Derivative Currency Contracts	0.4	—	Level 2
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

16. RESTRUCTURING ACTIVITIES

The Company incurred restructuring and restructuring-related costs on projects during the three and nine months ended September 30, 2026 and September 30, 2025. The Company has initiated restructuring plans to achieve cost synergies from procurement, distribution efficiencies, footprint rationalization and other general cost savings measures. Restructuring costs include employee termination and plant relocation costs. Restructuring-related costs include costs directly associated with actions resulting from the Company's simplification initiatives, such as asset write-downs or accelerated depreciation due to shortened useful lives in connection with site closures, discretionary employment benefit costs and other facility rationalization costs. Restructuring costs for employee termination expenses are generally recognized when the severance liability is determined to be probable of being paid and reasonably estimable while plant relocation costs and related costs are generally required to be expensed as incurred.

The following table presents a reconciliation of provisions and payments for the restructuring projects for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning Balance	$8.4	$13.9	$8.7	$16.3
Provision(1)	9.2	8.1	23.6	22.1
Less: Payments	5.8	7.8	20.5	24.2
Ending Balance	$11.8	$14.2	$11.8	$14.2

(1)	Excludes equipment related write-offs and restructuring related depreciation adjustments.

The following table is a reconciliation of expenses by type for restructuring projects for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended
	September 30, 2026			September 30, 2025
	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Severance Expense	$6.1	$2.6	$8.7	$2.6	$3.2	$5.8
Facility Related Costs	0.3	0.2	0.5	1.1	1.4	2.5
Other Expenses	0.1	0.2	0.3	0.1	0.4	0.5
Total Restructuring Costs	$6.5	$3.0	$9.5	$3.8	$5.0	$8.8

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Cost of Sales	Operating Expenses	Total	Cost of Sales	Operating Expenses	Total
Severance Expense	$13.8	$6.0	$19.8	$6.8	$9.5	$16.3
Facility Related Costs	2.7	1.2	3.9	4.7	2.1	6.8
Other Expenses	0.5	0.2	0.7	0.6	0.2	0.8
Total Restructuring Costs	$17.0	$7.4	$24.4	$12.1	$11.8	$23.9

The following table shows the allocation of Restructuring Expenses by segment for the three and nine months ended September 30, 2026 and September 30, 2025:

Three Months Ended	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
September 30, 2026	$6.7	$2.1	$0.7	$9.5
September 30, 2025	2.1	5.2	1.5	8.8

Nine Months Ended	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total
September 30, 2026	$8.2	$9.7	$6.5	$24.4
September 30, 2025	3.2	18.4	2.3	23.9

The Company expects to record aggregate future charges related to restructuring of $13.0 million in the remainder of 2026. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in future periods in connection with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars In Millions Except Per Share Data, Unless Otherwise Noted)

Overview

Regal Rexnord Corporation (NYSE: RRX) (“we,” “us,” “our” or the “Company”) and its employees around the world help create a better tomorrow by providing sustainable solutions that power, transmit and control motion. The Company’s electric motors and air moving subsystems provide the power to create motion. A portfolio of highly engineered power transmission components and subsystems efficiently transmits motion to power industrial applications. The Company's automation offering, comprised of controllers, drives, precision motors, and actuators, controls motion in applications ranging from factory automation to precision tools used in surgical applications. We are headquartered in Milwaukee, Wisconsin and have manufacturing, sales and service facilities worldwide.

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

Recent Developments

On February 20, 2026, the US Supreme Court ruled that tariffs imposed under IEEPA were not authorized by the statute. We are the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. We recorded a $17.8 million and $49.8 million reduction to Cost of Sales related to certain IEEPA tariff refunds for the three and nine months ended September 30, 2026, respectively. There are other IEEPA tariff duties that may be eligible for submission and recovery under future phases of the CAPE refund process, but the ultimate amount and timing of recovery is uncertain at this time. See Note 2 - Other Financial Information of the Notes to the Condensed Consolidated Financial Statements for more information.

During the third quarter of 2026, the Company determined that it was more likely than not that it would sell its AMS business that provides hardware and software navigation solutions for autonomous guided vehicles, which is part of a reporting unit in the AMC segment. The Company identified this as a triggering event for goodwill impairment testing purposes and performed a quantitative test as of August 31, 2026, which resulted in a goodwill impairment charge of $95.5 million for the reporting unit. Subsequently, AMS met the criteria to be classified as held for sale. The Company evaluated AMS as a separate reporting unit and determined that the goodwill allocated to it was fully impaired resulting in an additional impairment charge of $23.8 million. See Note 2 - Other Financial Information and Note 3 - Held for Sale of the Notes to the Condensed Consolidated Financial Statements for further information.

Results of Operations
Three Months Ended September 30, 2026 Compared to September 30, 2025

	Three Months Ended
	September 30, 2026		September 30, 2025
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net Sales
Automation & Motion Control	$500.6		$402.0
Industrial Powertrain Solutions	649.5		662.3
Power Efficiency Solutions	437.9		432.7
Consolidated	$1,588.0		$1,497.0

Gross Profit
Automation & Motion Control	$173.1	34.6%	$148.7	37.0%
Industrial Powertrain Solutions	274.9	42.3%	274.0	41.4%
Power Efficiency Solutions	142.2	32.5%	131.5	30.4%
Consolidated	$590.2	37.2%	$554.2	37.0%

Total Operating Expenses
Automation & Motion Control	$254.4	50.8%	$126.0	31.3%
Industrial Powertrain Solutions	186.3	28.7%	187.9	28.4%
Power Efficiency Solutions	68.1	15.6%	65.9	15.2%
Consolidated	$508.8	32.0%	$379.8	25.4%

(Loss) Income from Operations
Automation & Motion Control	$(81.3)	(16.2)%	$22.7	5.6%
Industrial Powertrain Solutions	88.6	13.6%	86.1	13.0%
Power Efficiency Solutions	74.1	16.9%	65.6	15.2%
Consolidated	$81.4	5.1%	$174.4	11.6%

Interest Expense	$77.0		$87.0
Interest Income	(6.5)		(5.3)
Other Expense, Net	0.3		0.8
Income before Taxes	10.6		91.9
Provision for Income Taxes	22.9		11.9
Net (Loss) Income	(12.3)		80.0
Less: Net Income Attributable to Noncontrolling Interests	0.2		0.4
Net (Loss) Income Attributable to Regal Rexnord Corporation	$(12.5)		$79.6

Net sales for the third quarter of 2026 were $1,588.0 million, an increase of $91.0 million, or 6.1%, compared to the third quarter of 2025. The increase consisted of an organic sales increase of 6.1%. The increase in organic sales of $90.7 million was primarily driven by a $101.2 million increase within AMC, partially offset by a $12.2 million decrease within IPS. Gross profit for the third quarter of 2026 was $590.2 million, an increase of $36.0 million, or 6.5%, compared to the third quarter 2025, primarily driven by a benefit from IEEPA tariff refunds of $17.8 million and an increase of $20.8 million (excluding the benefit from IEEPA tariff refunds) at AMC. Total operating expenses for the third quarter of 2026 were $508.8 million, an increase of $129.0 million, or 34.0%, as compared to the third quarter 2025, primarily due to a goodwill impairment at AMC of $119.3 million.

AMC net sales for the third quarter of 2026 were $500.6 million, an increase of $98.6 million, or 24.5%, as compared to the third quarter 2025. The increase consisted of an organic sales increase of 25.2%, partially offset by a negative foreign currency translation impact of 0.7%. The $101.2 million increase in organic sales reflects broad-based growth, with particular strength in data center, including $25 million of sales related to E-Pods, and in discrete automation. Gross profit for the third quarter of 2026 was $173.1 million, an increase of $24.4 million, or 16.4%, as compared to the third quarter of 2025, primarily driven by higher sales volumes and a benefit from IEEPA tariff refunds of $3.6 million. Total operating expenses for the third quarter of 2026 were $254.4 million, an increase of $128.4 million, or 101.9%, compared to the third quarter of 2025, primarily driven by a goodwill impairment of $119.3 million.

IPS net sales for the third quarter of 2026 were $649.5 million, a decrease of $12.8 million, or 1.9%, as compared to the third quarter of 2025. The decrease primarily consisted of an organic sales decrease of $12.2 million, or 1.8%, driven by weakness in metals and mining partially offset by strength in discrete automation and energy markets. Gross profit for the third quarter of 2026 was $274.9 million, an increase of $0.9 million, or 0.3%, as compared to the third quarter of 2025, partially driven by a benefit from IEEPA tariff refunds of $6.0 million, partially offset by the impact of certain operational inefficiencies. Total operating expenses for the third quarter of 2026 were relatively consistent with the third quarter of 2025.

PES net sales for the third quarter of 2026 were $437.9 million, an increase of $5.2 million, or 1.2%, as compared to the third quarter of 2025. The increase consisted of an organic sales increase of 0.4% and a positive foreign currency translation impact of 0.8%. The $1.7 million increase in organic sales primarily reflects growth in the commercial HVAC market, which was partially offset by weakness in the residential HVAC and pool markets. Gross profit for the third quarter of 2026 was $142.2 million, an increase of $10.7 million, or 8.1%, as compared to the third quarter of 2025, primarily driven by a benefit from IEEPA tariff refunds of $8.2 million. Total operating expenses for the third quarter of 2026 were relatively consistent with the third quarter of 2025.

The effective tax rate for the three months ended September 30, 2026 and September 30, 2025 was 216.0% and 12.9%, respectively. The increase was primarily due to a non-deductible goodwill impairment.

Nine Months Ended September 30, 2026 Compared to September 30, 2025

	Nine Months Ended
	September 30, 2026		September 30, 2025
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net Sales
Automation & Motion Control	$1,435.4		$1,209.4
Industrial Powertrain Solutions	1,967.2		1,924.8
Power Efficiency Solutions	1,222.9		1,277.0
Consolidated	$4,625.5		$4,411.2

Gross Profit
Automation & Motion Control	$518.2	36.1%	$461.4	38.2%
Industrial Powertrain Solutions	836.6	42.5%	811.9	42.2%
Power Efficiency Solutions	396.9	32.5%	373.2	29.2%
Consolidated	$1,751.7	37.9%	$1,646.5	37.3%

Total Operating Expenses
Automation & Motion Control	$519.5	36.2%	$373.2	30.9%
Industrial Powertrain Solutions	571.1	29.0%	551.7	28.7%
Power Efficiency Solutions	211.8	17.3%	205.3	16.1%
Consolidated	$1,302.4	28.2%	$1,130.2	25.6%

(Loss) Income from Operations
Automation & Motion Control	$(1.3)	(0.1)%	$88.2	7.3%
Industrial Powertrain Solutions	265.5	13.5%	260.2	13.5%
Power Efficiency Solutions	185.1	15.1%	167.9	13.1%
Consolidated	$449.3	9.7%	$516.3	11.7%

Interest Expense	$234.9		$262.5
Interest Income	(17.3)		(14.6)
Other Expense, Net	0.9		2.4
Income before Taxes	230.8		266.0
Provision for Income Taxes	62.0		49.0
Net Income	168.8		217.0
Less: Net Income Attributable to Noncontrolling Interests	0.4		1.1
Net Income Attributable to Regal Rexnord Corporation	$168.4		$215.9

Net sales for the nine months ended September 30, 2026 were $4,625.5 million, an increase of $214.3 million, or 4.9%, compared to the nine months ended September 30, 2025. The increase primarily consisted of an organic sales increase of 3.7% and a positive foreign currency translation impact of 1.3%. The increase in organic sales of $162.0 million was driven by a $213.5 million increase within AMC and a $17.8 million increase within IPS, partially offset by a $69.3 million decrease in organic sales within PES. Gross profit increased $105.2 million, or 6.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a benefit from IEEPA tariff refunds of $49.8 million and increases of $47.3 million and $10.4 million, (excluding the benefit from IEEPA tariff refunds) at AMC and IPS, respectively. Total operating expenses for the nine months ended September 30, 2026 increased $172.2 million, or 15.2%, compared to the nine months ended September 30, 2025, primarily driven by an increase at AMC of $146.3 million, which included a goodwill impairment of $119.3 million, and an increase at IPS of $19.4 million. Interest expense for the nine months ended September 30, 2026 was $234.9 million, a decrease of $27.6 million, or 10.5%, compared to the nine months ended September 30, 2025, primarily driven by a reduction in outstanding debt.

AMC net sales for the nine months ended September 30, 2026 were $1,435.4 million, an increase of $226.0 million, or 18.7%, compared to the nine months ended September 30, 2025. The increase consisted of an organic sales increase of 17.7% and a positive foreign currency translation impact of 1.0%. The $213.5 million increase in organic sales was primarily driven by broad-based growth, but with particular strength in data center, including $25 million of sales related to E-Pods, discrete automation, and aerospace and defense markets. Gross profit increased $56.8 million, or 12.3%, compared to the nine months ended September 30, 2025, primarily driven by higher sales volumes and a benefit from IEEPA tariff refunds of $9.5 million. Total operating expenses increased by $146.3 million, or 39.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a goodwill impairment of $119.3 million, higher labor and benefit costs due to inflation and growth investments, and foreign currency impacts.
IPS net sales for the nine months ended September 30, 2026 were $1,967.2 million, an increase of $42.4 million, or 2.2%, compared to the nine months ended September 30, 2025. The increase primarily consisted of an organic sales increase of 0.9% and a positive foreign currency translation impact of 1.4%. The $17.8 million increase in organic sales was primarily driven by strength in the energy, general industrial, and discrete automation markets partially offset by weakness in the metals and mining market. Gross profit increased $24.7 million, or 3.0%, compared to the nine months ended September 30, 2025, primarily driven by a benefit from IEEPA tariff refunds of $14.3 million, lower restructuring and related costs of $6.5 million and synergy benefits, partially offset by the impact of certain operational inefficiencies. Total operating expenses increased $19.4 million, or 3.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by increased labor and benefit costs due to inflation, foreign currency impacts and a $6.0 million gain on the sale of assets in the first quarter of 2025.
PES net sales for the nine months ended September 30, 2026 were $1,222.9 million, a decrease of $54.1 million, or 4.2%, compared to the nine months ended September 30, 2025. The decrease consisted of an organic sales decrease of 5.4%, partially offset by a positive foreign currency translation impact of 1.2%. The $69.3 million decrease in organic sales primarily reflects weakness in the residential HVAC and pool markets, which was partially offset by growth in the commercial HVAC market. Gross profit increased $23.7 million, or 6.4%, as compared to the nine months ended September 30, 2025, primarily driven by a benefit from IEEPA tariff refunds of $26.0 million. Total operating expenses for the nine months ended September 30, 2026 were relatively consistent with the nine months ended September 30, 2025.
The effective tax rate for the nine months ended September 30, 2026 and September 30, 2025 was 26.9% and 18.4%, respectively. The increase was primarily due to the relative impact of permanent and discrete tax items, including a non-deductible goodwill impairment in the current year, partially offset by benefits from tax planning strategies.

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

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total Regal Rexnord
Net Sales Three Months Ended Sep 30, 2026	$500.6	$649.5	$437.9	$1,588.0
Impact from Foreign Currency Exchange Rates	2.6	(0.2)	(3.5)	(1.1)
Organic Sales Three Months Ended Sep 30, 2026	$503.2	$649.3	$434.4	$1,586.9

Net Sales Three Months Ended Sep 30, 2025	$402.0	$662.3	$432.7	$1,497.0
Net Sales from Businesses Divested	—	(0.8)	—	(0.8)
Adjusted Net Sales Three Months Ended Sep 30, 2025	$402.0	$661.5	$432.7	$1,496.2

Three Months Ended Sep 30, 2026 Net Sales Growth %	24.5%	(1.9)%	1.2%	6.1%
Three Months Ended Sep 30, 2026 Foreign Currency Impact %	(0.7)%	—%	0.8%	0.1%
Three Months Ended Sep 30, 2026 Divestitures %	—%	(0.1)%	—%	(0.1)%
Three Months Ended Sep 30, 2026 Organic Sales Growth %	25.2%	(1.8)%	0.4%	6.1%

	Automation & Motion Control	Industrial Powertrain Solutions	Power Efficiency Solutions	Total Regal Rexnord
Net Sales Nine Months Ended Sep 30, 2026	$1,435.4	$1,967.2	$1,222.9	$4,625.5
Impact from Foreign Currency Exchange Rates	(12.5)	(27.0)	(15.2)	(54.7)
Organic Sales Nine Months Ended Sep 30, 2026	$1,422.9	$1,940.2	$1,207.7	$4,570.8

Net Sales Nine Months Ended Sep 30, 2025	$1,209.4	$1,924.8	$1,277.0	$4,411.2
Net Sales from Businesses Divested	—	(2.4)	—	(2.4)
Adjusted Net Sales Nine Months Ended Sep 30, 2025	$1,209.4	$1,922.4	$1,277.0	$4,408.8

Nine Months Ended Sep 30, 2026 Net Sales Growth %	18.7%	2.2%	(4.2)%	4.9%
Nine Months Ended Sep 30, 2026 Foreign Currency Impact %	1.0%	1.4%	1.2%	1.3%
Nine Months Ended Sep 30, 2026 Divestitures %	—%	(0.1)%	—%	(0.1)%
Nine Months Ended Sep 30, 2026 Organic Sales Growth %	17.7%	0.9%	(5.4)%	3.7%

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

Cash flow provided by operating activities was $411.4 million for the nine months ended September 30, 2026, a $411.6 million decrease from the nine months ended September 30, 2025. This decrease was primarily driven by $398.3 million of cash proceeds from the sale of receivables under the Securitization Facility in 2025 along with other working capital changes. See Note 7 - Receivables Securitization for additional information regarding the Securitization Facility.

Our working capital (inclusive of assets and liabilities classified as held for sale) was $1,587.1 million as of September 30, 2026, compared to $1,448.0 million as of December 31, 2025, an increase of $139.1 million driven by increases in prepaid expenses and other current assets, inventory, and accounts receivables, partially offset by a decrease in cash and increase in accounts payable.

Cash flow used in investing activities was $61.8 million and $52.1 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase was primarily driven by proceeds received from sales of property, plant and equipment in 2025.

In 2026, we anticipate capital spending for property, plant and equipment to be approximately $110.0 million. We believe that our present manufacturing facilities will be sufficient to provide adequate capacity for our operations for the remainder of 2026. We anticipate funding the remaining 2026 capital spending with operating cash flows.

Cash flow used in financing activities was $420.5 million and $784.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. We made net debt repayments of $340.0 million during the nine months ended September 30, 2026, compared to net debt repayments of $708.4 million during the nine months ended September 30, 2025. The net debt repayments in the current year primarily reflected the repayment of $1,100.0 million of 2026 Senior Notes partially offset by $500.0 million in net proceeds from the 2025 Term Facility and $271.2 million of net borrowings made on the 2025 Revolving Facility during the nine months ended September 30, 2026. The net debt repayments in the prior year primarily reflected payments of $665.0 million on the Term Facility and $40.0 million of net payments made on the Multicurrency Revolving Facility during the nine months ended September 30, 2025. There were $69.9 million and $69.7 million of dividends paid for the nine months ended September 30, 2026 and September 30, 2025, respectively.

The following table presents selected financial information and statistics as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash and Cash Equivalents	$449.6	$521.7
Trade Receivables, Net	584.7	524.2
Inventories	1,392.7	1,321.7
Accounts Payable	653.4	607.3
Working Capital	1,587.1	1,448.0
Current Ratio	2.2:1	2.1:1

As of September 30, 2026, $444.3 million of our cash was held by foreign subsidiaries and could be used in our domestic operations if necessary. We anticipate being able to support our liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs which includes repatriation of foreign earnings which may be subject to withholding taxes. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of September 30, 2026, we have repatriated $440.4 million of foreign cash in 2026. We are continuing to evaluate opportunities to repatriate additional foreign cash in 2026.

We will, from time to time, maintain excess cash balances which may be used to (i) fund operations, (ii) repay outstanding debt, (iii) fund acquisitions, (iv) pay dividends, (v) make investments in new product development programs and enhancements to existing products, (vi) repurchase our common stock, or (vii) fund other corporate objectives and strategic plans.

The Company borrowed $850.0 million under the 2025 Term Facility on February 12, 2026 and used the proceeds to refinance $1,100.0 million of 2026 Senior Notes. The Company made a prepayment of $350.0 million on September 25, 2026. As of September 30, 2026, the Company had $500.0 million outstanding under the 2025 Term Facility and $268.8 million of borrowings under the 2025 Revolving Facility, including approximately €230.0 million, or $260.9 million, of euro-denominated borrowings, along with $1,231.2 million of available borrowing capacity. The Company pays a non-use fee on the aggregate unused amount of the 2025 Revolving Facility at a rate determined by reference to its consolidated funded debt to consolidated EBITDA ratio.

The Company plans to use cash generated from operations to fund its interest obligations and reduce the principal balance of its debt over time.

See Note 8 - Debt and Bank Credit Facilities and Note 3 - Held for Sale of the Notes to the Condensed Consolidated Financial Statements for more information.

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

The following table sets forth summarized balance sheet information of the Obligor Group as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Total Current Assets	$955.2	$935.1
Goodwill	4,204.0	4,221.2
Intangible Assets, Net of Amortization	1,887.8	1,975.0
Other Noncurrent Assets	894.8	741.7
Total Noncurrent Assets	6,986.6	6,937.9
Total Current Liabilities	665.7	692.7
Long-Term Debt	4,141.7	4,732.0
Other Noncurrent Liabilities	3,202.7	3,462.5
Total Noncurrent Liabilities	7,344.4	8,194.5
Due from Non-Guarantor Subsidiaries	457.9	284.0
Due to Non-Guarantor Subsidiaries	$2,744.0	$2,952.4

The following table sets forth summarized income statement information of the Obligor Group for the nine months ended September 30, 2026:

September 30, 2026
Net Sales	$2,480.9
Gross Profit	963.4
Income from Operations	128.7
Interest Expense	220.1
Net Loss	(131.2)
Net Loss Attributable to Regal Rexnord Corporation	(131.2)
Net Sales to Non-Guarantor Subsidiaries	177.8
Interest Expense Due to Non-Guarantors	$93.0

Critical Accounting Estimates

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

During the third quarter of 2026, we determined that it was more likely than not that we would sell our AMS business that provides hardware and software navigation solutions for autonomous guided vehicles, which is part of a reporting unit in the AMC segment. We identified this as a triggering event for goodwill impairment testing purposes and performed a quantitative test as of August 31, 2026. The discount rate used in the income approach was 13.0%. We determined that goodwill was impaired and recorded a goodwill impairment charge of $95.5 million for the reporting unit.

Subsequently, AMS met the criteria to be classified as held for sale and goodwill was allocated to AMS and the retained portion of the reporting unit based on their relative fair values. We evaluated AMS as a separate reporting unit and determined that the goodwill allocated to it was fully impaired resulting in an additional impairment charge of $23.8 million.
See Note 2 - Other Financial Information and Note 3 - Held for Sale of the Notes to the Condensed Consolidated Financial Statements for further information.

Except as discussed above, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our outstanding debt obligations used to finance our operations and acquisitions. Loans under the 2025 Credit Agreement bear interest at variable rates plus a margin, based on our consolidated net leverage ratio. As of September 30, 2026, we had $3,710.4 million of fixed rate debt and $768.8 million of variable rate debt. Interest rate swaps have been utilized in prior years to manage interest rate risk associated with the Company's floating rate borrowings. There were no outstanding interest rate swaps as of September 30, 2026 and December 31, 2025.

We entered into two forward starting pay fixed/receive floating non-amortizing interest rate swaps in June 2020, with a total notional amount of $250.0 million. These swaps were terminated in March 2022. The cash proceeds of $16.2 million received to settle the terminated swaps were recognized as a reduction to interest expense via the effective interest rate method through June 2025 when the related Term Facility was repaid. We entered into two additional forward starting pay fixed/receive floating non-amortizing interest rate swaps in May 2022, with a total notional amount of $250.0 million and scheduled expiration in March 2027. Upon inception, the swaps were designated as cash flow hedges against forecasted interest payments with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI. These swaps were terminated on June 30, 2025 in connection with the repayment of the related Term Facility, resulting in cash proceeds and recognized gain of $3.1 million. The gain was recorded in Interest Expense on the Condensed Consolidated Statement of Income (Loss).

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

As of September 30, 2026, derivative currency assets (liabilities) of $11.3 million, $(16.8) million, and $(0.4) million are recorded in Prepaid Expenses and Other Current Assets, Other Accrued Expenses, and Other Noncurrent Liabilities, respectively. As of December 31, 2025, derivative currency assets (liabilities) of $11.2 million, $0.5 million, and $(2.9) million, are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Other Accrued Expenses, respectively. There were unrealized gains on derivatives designated as hedges of $0.9 million and $4.7 million, net of tax, recorded in AOCI as of September 30, 2026 and December 31, 2025, respectively. We had net of tax gains of $4.2 million and $2.3 million, as of September 30, 2026 and December 31, 2025, respectively, related to currency derivative gains on closed hedge instruments in AOCI that will be realized in earnings when the hedged items affect earnings.

The following table quantifies the outstanding foreign exchange contracts intended to hedge non-US dollar denominated receivables and payables and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their counter currency on September 30, 2026:

			Gain (Loss) From
Currency	Notional Amount	Fair Value	10% Appreciation of Counter Currency	10% Depreciation of Counter Currency
Euro	$2,148.7	$(10.4)	$214.9	$(214.9)
Chinese Renminbi	556.6	3.7	55.7	(55.7)
Mexican Peso	502.1	3.4	50.2	(50.2)
Canadian Dollar	180.3	(1.0)	18.0	(18.0)
Swedish Krona	58.7	(0.2)	5.9	(5.9)
Indian Rupee	33.2	(1.1)	3.3	(3.3)
Australian Dollar	30.5	(0.2)	3.1	(3.1)
British Pound	27.6	(0.1)	2.8	(2.8)
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

Derivative commodity assets (liabilities) of $9.8 million, $0.8 million and $(0.3) million, were recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Other Accrued Expenses, respectively as of September 30, 2026. Derivative commodity assets (liabilities) of $9.5 million, $1.1 million, and $(0.4) million are recorded in Prepaid Expenses and Other Current Assets, Other Noncurrent Assets, and Other Accrued Expenses, respectively as of December 31, 2025. There were unrealized gains on derivatives designated as hedges of $7.9 million and $7.8 million, net of tax, recorded in AOCI as of September 30, 2026 and December 31, 2025, respectively. We had derivative commodity gains of $4.2 million and $1.5 million, net of tax, as of September 30, 2026 and December 31, 2025, respectively, on closed hedge instruments in AOCI that will be realized in earnings when the related hedged items affect earnings.

The following table quantifies the outstanding commodity contracts intended to hedge raw material commodity prices and the corresponding impact on the value of these instruments assuming a hypothetical 10% appreciation/depreciation of their prices on September 30, 2026:

			Gain (Loss) From
Commodity	Notional Amount	Fair Value	10% Appreciation of Commodity Prices	10% Depreciation of Commodity Prices
Copper	$115.3	$10.3	$11.5	$(11.5)
Gains and losses indicated in the sensitivity analysis would be offset by the actual prices of the commodities.

The net AOCI hedging component balance consists of $17.2 million of gains as of September 30, 2026 which includes $16.9 million of net current deferred gains that are expected to be realized in the next twelve months. The gain or loss reclassified from AOCI into earnings on such derivatives will be recognized in the same period in which the related item affects earnings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2026, we did not acquire any shares in connection with transactions pursuant to equity incentive plans. Under our equity incentive plans, participants may pay the exercise price or satisfy all or a portion of the federal, state and local withholding tax obligations arising in connection with plan awards by electing to (a) have the Company withhold shares of common stock otherwise issuable under the award, (b) tender back shares received in connection with such award or (c) deliver other previously owned shares of common stock, in each case having a value equal to the exercise price or the amount to be withheld.

At a meeting of the Board of Directors on October 26, 2021, the Company's Board of Directors approved the authorization to purchase up to $500.0 million of shares under the Company's share repurchase program. The authorization has no expiration date. There were no repurchases of common stock during the quarter ended September 30, 2026. The maximum value of shares of our common stock remaining available to be purchased as of September 30, 2026 is $145.0 million.

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

Date: November 3, 2026

REGAL REXNORD CORPORATION

By:	/s/ Alexander P. Scarpelli
Alexander P. Scarpelli Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: November 3, 2026